Form 10KSB
period 2006-02-28
Nova Resources Inc.
filed 2006-07-20
CIK 1326252

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2006
                                             -----------------

 [   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to __________________


                       Commission file number: 333-125695
                                               ----------


                               NOVA RESOURCES INC.
                               -------------------
                 (Name of small business issuer in its charter)



            Nevada                                         Pending
-------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                              102 West One Panorama
                              18 Fitzwilliam Street
                            Sheffield, England S1 4JQ
                            -------------------------
                    (Address of principal executive offices)

                                 44-796-817-1519
                            -------------------------
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

       Title of each class                      Name of each exchange on which
       to be so registered                      each class is to be registered

              None                                           None

Securities to be registered pursuant to Section 12(g) of the Act:

                                    Common Stock
                                    ------------
                                  (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                                 No
                     ---------                              ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                  Yes      X                               No
                                                             --------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes                                      No      X
                     ---------                               --------


State issuer's revenues for its most recent fiscal year:          Nil
                                                          ------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

 $570,000 as at July 20, 2006 based on the last sale's price of our common stock
 -------------------------------------------------------------------------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              8,200,000 shares of common stock as at July 20, 2006

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................5
ITEM 2:  DESCRIPTION OF PROPERTY.............................................11
ITEM 3:  LEGAL PROCEEDINGS...................................................11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................11
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............12
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........12
ITEM 7:  FINANCIAL STATEMENTS................................................13
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES...............................................24
ITEM 8A: CONTROLS AND PROCEDURES.............................................24
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........25
ITEM 10: EXECUTIVE COMPENSATION..............................................26
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......26
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................26
ITEM 13: EXHIBITS AND REPORTS................................................27
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................27

PART I

ITEM 1:  DESCRIPTION OF BUSINESS


In General

We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We own a 100% undivided right, title and interest in and to a mineral claim known as the Tryme property. There is no assurance that a commercially viable mineral deposit exists on the property.

Our plan of operation is to conduct exploration work on the Tryme property in order to ascertain whether it possesses economic quantities of gold. There can be no assurance that an economic mineral deposit exists on the Tryme property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Tryme property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Tryme property. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

The Tryme property is without known reserves and our proposed programs for the property are purely exploratory in nature. We have not retained anyone to conduct further exploration on the Tryme property.

Description, Location and Access

The Tryme Mineral property is located near Cross Lake, five miles south of Thistlewaite Lake in the southern region of the Northwest Territories, Canada, approximately 80 miles northeast of the city of Yellowknife at approximately Latitude 63(0)05"N and Longitude 113(0)30'W. The property is accessible by float plane to Gordon Lake or by helicopter. Facilities and skilled population base at Yellowknife are readily available and will provide all the necessary services needed for property exploration.

Sub Artic alder and white lodge pine intermixed with tundra bogs grow throughout the area and good rock exposure is found along the lake shores. Winters are cold with generally medium snowfall accumulations and summers are temperate with adequate precipitation.

Tryme Mineral Property Purchase Agreement

On January 25, 2005, we entered into an agreement with Max Braden of Yellowknife, Northwest Territories, whereby he sold a 100% undivided right, title and interest in and to the Tryme mineral claim for $7,000. The purchase price for the property was determined by negotiation between us and Mr. Braden.

The Tryme property consists of one mineral claim comprising 1,112 acres. It is recorded under claim number F81799. The claim was created on May 28, 2003 and is in good standing until May 28, 2006. This means that the claim will expire on

May 28, 2006 unless we complete at least $200 worth of exploration work on the claim by that date. If this required exploration work is incurred, then the deadline is extended to May 28, 2007. In subsequent years, we must spend at least $200 on the claim to extend the expiry date.

Infrastructure and Condition of the Property

The Tryme property is free of mineral workings. There is no equipment or other infrastructure facilities located on the property. There is no power source located on the property. We will need to use portable generators if we require a power source for exploration of the Tryme claim.

Mineralization

The Tryme property has gold mineralization associated with quartz veins and disseminated sulphides that consist of pyrite, galena and sphalerite. A vein is a mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock. Veins containing quartz, a mineral composed of silicon and oxygen, are often associated with gold mineralization.

Disseminated sulphides are occurrences of rock containing small particles of valuable minerals that are distributed uniformly through the ore material. Sulphides, compounds containing sulphur and one additional element, are often associated with precious metals such as gold and base metals such as zinc. Pyrite is a combination of iron and sulphur, more commonly known as fool's gold. Galena is a sulphide mineral of lead, while sphalerite is a sulphide mineral of zinc.

Exploration History

During the 1940's, the Tryme property was drilled by junior mineral exploration companies. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content. No recorded results of this exploration are available.

Treminco Explorations Canada Ltd. conducted programs of limited geological mapping during 1986. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Treminco Explorations Canada Ltd. did not conduct any follow up exploration work on the Tryme property following the mapping.

No other detailed exploration has been completed on the Tryme property since the 1940's.

Geological Assessment Report: Tryme Property

We commissioned Mr. Alexander Craven to prepare a geological report on the Tryme property. Mr. Macdonald holds bachelor degrees in economics and geology from the University of British Columbia and has practiced his profession as a geologist for over 28 years. He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and of the Association of Professional
Engineers and Geoscientists of the Province of British Columbia. The report summarizes the results of prior exploration and makes recommendations for further exploration.

Conclusions

In his report, Mr. Macdonald concludes that the Tryme property has the potential to host significant amounts of mineralization and that further exploration of the property is warranted.

Mr. Macdonald recommends a two phase exploration program to further delineate the mineralized system currently recognized on the Tryme property.

The program would consist of air photo interpretation of the structures, a geological review, and geophysical surveying using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional survey. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties.

Proposed Budget

Approximate costs for the recommended two phase program are as following:

Phase One

Geological and Air photo review                      $5,000.00
                                                     ---------
Total Phase I Costs:                                 $5,000.00


Phase Two

Detailed Geographical Mapping                                 $3,200.00
Geophysical Surveying                                         $4,000.00
Assaying                                                      $1,000.00
Helicopter support (1.5 Hours @ $1,200/hour)                  $1,800.00
                                                             ----------
Total Phase II Costs:                                        $10,000.00

Grand Total Exploration Costs:                               $15,000.00
                                                             ==========

The above budgets are provided in Canadian dollars. On June 12, 2006, the exchange rate in effect for Canadian dollars exchanged for United States dollars, expressed in terms of Canadian dollars was $1.0991. This exchange rate is based on the noon buying rates in New York City, for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York.

We have completed the phase one exploration program on the Tryme property. As part of the program, we re-sampled several old trenches on the property and confirmed the presence of gold. Our consulting geologist gathered five grab samples from the property that were analyzed for mineral content.

Subject to availability, we intend to retain Alexander Craven to oversee the phase two exploration program on the Tryme property. However, we do not have any written agreement with Mr. Macdonald in this regard.

Our president, Alexander Craven, will periodically travel to Canada to manage our operations. Mineral property exploration ventures do not necessarily require that management attend the property being explored. In fact, it is customary for management not to attend mineral properties during exploration in order to ensure that management does not have any involvement in the collection of data and samples. Such exploration is generally conducted by geologists and their assistants who do not have an interest in the property or our shares and would not personally benefit from positive results.

Mr. Craven will devote approximately 20% of his time to our affairs, which will provide him with sufficient time to arrange exploration programs, retain qualified consultants, review results and source additional financing. Although Mr. Craven will be enrolled in university from September to April of each year, most of our exploration will be conducted from April to September when the weather permits exploration and mobilization of equipment. Accordingly, Mr. Craven will have sufficient time to oversee the management of our affairs during this time.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Northwest Territories specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

         -        Water discharge will have to meet water standards;

         - Dust generation will have to be minimal or otherwise re-mediated;

         - Dumping of material on the surface will have to be re-contoured and re-vegetated;

         - An assessment of all material to be left on the surface will need to be environmentally benign;

         - Ground water will have to be monitored for any potential contaminants;

         - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

         - There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this annual report other than our director.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Tryme property, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Tryme property. While we have sufficient funds to conduct the phase two exploration program on the property with an estimated budget of $10,000, we will require additional financing in order to determine whether the property contains economic mineralization and to cover our anticipated administrative costs. We will also require additional financing if the costs of the exploration of the Tryme property are greater than anticipated. Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. We anticipate that any additional financing requirements will be satisfied through the sale of our stock or director loans from Mr. Craven's personal and family funds. Obtaining additional financing would be subject to a number of factors, including the market price for gold, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced exploration on the Tryme property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on November 4, 2004 and to date have been involved primarily in organizational activities and the acquisition of the purchase of a mineral property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral property containing economic mineralization or reserves of gold is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Tryme property does not contain any reserves and funds that we spend on exploration will be lost. The Tryme prospect may never develop reserves that reach the levels specified in the Securities & Exchange Commission's Industry Guide 7. As a result, funds that we expend on exploration may never be recovered.

As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED. OUR INDEPENDENT AUDITOR HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent accountant to our audited financial statements for the period ended February 28, 2006 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have an accumulated deficit since inception, we are likely to incur further losses in the development of our business and that we are dependent upon obtaining adequate financing and generating profitable operations.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE TRYME PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Tryme property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production. We may not be able to obtain such financing.

BECAUSE OUR SOLE DIRECTOR HAS NO BUSINESS MANAGEMENT EXPERIENCE AND NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our sole director does not have any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. He also does not have any experience in running a business. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector. As well, with no direct training or experience in mining or business operations, our director may not be fully aware of the specific requirements related to working in this industry and standard business practices and requirements. His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Alexander Craven only spends approximately 20% of his business time providing his services to us. While Mr. Craven presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Craven from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and no certainty that a market will develop. We have applied for quotation of our common stock on the over the counter bulletin board. However, our shares may never trade on the bulletin board. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not possess any interest in real property. Our interest in the Tryme mineral claim only provides us with the right to explore for and extract minerals from the property area.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we have applied to have our shares of common stock quoted on the OTC Bulletin Board, there is no guarantee that we will be successful.

We have 34 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended phase two exploration program on the Tryme property. We anticipate that the cost of this program will be $10,000. We have not retained a geologist to conduct this exploration work.

In the next 12 months, we also anticipate spending an additional $40,000 on administrative expenses, including approximately $20,000 in fees payable in order to comply with our filing obligations as a reporting issuer.

Total expenditures over the next 12 months are therefore expected to be $50,000. We have the cash on hand necessary to cover anticipated costs of the phase two exploration program.

We will require additional funding in order to cover all of our anticipated administrative expenses and to proceed with additional exploration work on the property beyond the first two recommended phases. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or director loans from Mr. Craven's personal and family funds. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For Fiscal Year Ended February 28, 2006

We did not earn any revenues during the fiscal year ending February 28, 2006. We have only commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $45,915 for the fiscal year ended February 28, 2006 consisting of legal fees of $16,230, accounting and audit fees of $12,393, donated management fees of $6,000, mineral property acquisition and exploration costs of $5,000, office and miscellaneous costs of $3,100 (including $3,000 in donated rent), filing fees of $2,931 and bank charges of $261.

ITEM 7:  FINANCIAL STATEMENTS



















                               NOVA RESOURCES INC.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           February 28, 2006 and 2005

                             (Stated in US Dollars)
                             ----------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Nova Resources, Inc.
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Nova Resources, Inc. (A Pre-exploration Stage Company) as of February 28, 2006 and 2005 and the related statements of operations, cash flows and stockholders' equity for the year ended February 28, 2006 and the periods from November 4, 2004 (Date of Inception) to February 28, 2005 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Nova Resources, Inc. as of February 28, 2006 and 2005 and the results of its operations and its cash flows for the year ended February 28, 2006 and the periods from November 4, 2004 (Date of Inception) to February 28, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada
May 25, 2006                                             Chartered Accountants

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           February 28, 2006 and 2005
                             (Stated in US Dollars)
                             ----------------------

                                                         ASSETS                           2006                2005
                                                         ------                           ----                ----
Current
    Cash                                                                            $         17,714   $         40,279
                                                                                    ================   ================

                                                       LIABILITIES
                                                       -----------
Current
    Accounts payable and accrued liabilities                                        $         23,550   $          8,400
    Advance payable                                                                                -                800
                                                                                    ----------------   ----------------

                                                                                              23,550              9,200
                                                                                    ----------------   ----------------

                                                   STOCKHOLDERS' EQUITY
                                                   --------------------

Capital stock
    Authorized:
           75,000,000  common shares, par value $0.001 per share
    Issued and outstanding:
            8,200,000  common shares (2005: 8,200,000 common shares)                           8,200              8,200
Additional paid-in capital - Note 4                                                           50,700             41,700
Deficit accumulated during the pre-exploration stage                                         (64,736)           (18,821)
                                                                                    ----------------   ----------------

                                                                                              (5,836)            31,079
                                                                                    ----------------   ----------------

                                                                                    $         17,714   $         40,279
                                                                                    ================   ================

Nature and Continuance of Operations - Note 1










                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                      for the year ended February 28, 2006,
 for the period November 4, 2004 (Date of Inception) to February 28, 2005, and
    for the period November 4, 2004 (Date of Inception) to February 28, 2006
                             (Stated in US Dollars)
                              --------------------

                                                                                   November 4,       November 4,
                                                                                  2004 (Date of     2004 (Date of
                                                                  Year ended      Inception) to     Inception) to
                                                                 February 28,     February 28,      February 28,
                                                                     2006             2005              2006
                                                                     ----             ----              ----
Expenses
    Accounting and audit fees                                  $        12,393  $         5,600   $        17,993
    Bank charges                                                           261              221               482
    Filing                                                               2,931              200             3,131
    Legal fees                                                          16,230            2,800            19,030
    Management fees - Note 4                                             6,000            2,000             8,000
    Mineral property acquisition and exploration costs                   5,000            7,000            12,000
    Office and miscellaneous - Note 4                                    3,100            1,000             4,100
                                                               ---------------  ---------------   ---------------

Net loss for the period                                        $       (45,915) $       (18,821)  $       (64,736)
                                                               ===============  ===============   ===============

Basic and diluted loss per share                               $         (0.00) $         (0.00)
                                                               ===============  ===============

Weighted average number of shares outstanding                        8,200,000        5,486,466
                                                               ===============  ===============














                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                     for the year ended February 28, 2006,
 for the period November 4, 2004 (Date of Inception) to February 28, 2005, and
    for the period November 4, 2004 (Date of Inception) to February 28, 2006
                             (Stated in US Dollars)
                              --------------------

                                                                                                   November 4,       November 4,
                                                                                                  2004 (Date of     2004 (Date of
                                                                                 Year ended       Inception) to     Inception) to
                                                                                February 28,      February 28,      February 28,
                                                                                    2006              2005              2006
                                                                                    ----              ----              ----
Cash Flows used in Operating Activities
    Net loss for the period                                                   $       (45,915)  $       (18,821)  $      (64,736)
    Donated services and rent                                                           9,000             3,000           12,000
    Change in non-cash working capital balance related to operations:
       Accounts payable and accrued liabilities                                        15,150             8,400           23,550
       Advances payable                                                                  (800)              800                -
                                                                              ---------------   ---------------   --------------

Net cash used in operating activities                                                 (22,565)           (6,621)         (29,186)
                                                                              ---------------   ---------------   --------------

Financing Activity
    Issuance of common shares                                                               -            46,900           46,900
                                                                              ---------------   ---------------   --------------

Increase (decrease) in cash during the period                                         (22,565)           40,279           17,714

Cash, beginning of period                                                              40,279                 -                -
                                                                              ---------------   ---------------   --------------

Cash, end of period                                                           $        17,714   $        40,279   $       17,714
                                                                              ===============   ===============   ==============












                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
    for the period November 4, 2004 (Date of Inception) to February 28, 2006
                             (Stated in US Dollars)
                             ----------------------

                                                                                                     Deficit
                                                                                                  Accumulated
                                                                                 Additional        During the
                                                      Common Shares                Paid-in       Pre-exploration
                                           -------------------------------
                                                 Number          Par Value         Capital            Stage             Total
                                                 ------          ---------         -------            -----             -----
Capital stock issued for cash  - at $0.001       4,900,000   $        4,900   $            -   $            -     $        4,900
                               - at $0.01        3,200,000            3,200           28,800                -             32,000
                               - at $0.10          100,000              100            9,900                -             10,000
Donated services and rent                                -                -            3,000                -              3,000
Net loss for the period                                  -                -                -          (18,821)           (18,821)
                                           ---------------   --------------   --------------   --------------     --------------

Balance, February 28, 2005                       8,200,000            8,200           41,700          (18,821)            31,079

Donated services and rent                                -                -            9,000                -              9,000
Net loss for the year                                    -                -                -          (45,915)           (45,915)
                                           ---------------   --------------   --------------   --------------     --------------

Balance, February 28, 2006                       8,200,000   $        8,200   $       50,700   $      (64,736)    $       (5,836)
                                           ===============   ==============   ==============   ==============     ==============








                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           February 28, 2006 and 2005
                             (Stated in US Dollars)
                             ----------------------

Note 1        Nature and Continuance of Operations
              ------------------------------------

              The Company was incorporated in the State of Nevada on November 4, 2004 and is in the pre-exploration stage. The Company has acquired a mineral property located in the Northwest Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $64,736 since its inception, has a working capital deficiency of $5,836 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

              The Company's year-end is February 28.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

Nova Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) - Page 2
 ------------------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

              Pre-exploration Stage Company
              -----------------------------

              The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

              Mineral Property
              ----------------

              Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

              Environmental Costs
              -------------------

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

              Foreign Currency Translation
              ----------------------------

              The Company uses the United States of America dollar as its functional and reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the Statement of Financial Accounting ("FAS") No. 52.

              Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the Comprehensive Income Account in Stockholders' Equity, if applicable.

              Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the Statement of Operations, if applicable.

Nova Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) - Page 3
 ------------------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Financial Instruments
              ---------------------

              The carrying value of cash, accounts payable and accrued liabilities and advance payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Income Taxes
              ------------

              The Company uses the assets and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic and Diluted Loss Per Share
              --------------------------------

              The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided, as it would be anti-dilutive.

Note 3        Mineral Property
              ----------------

              Tryme Claim
              -----------

              The Company acquired a 100% interest in one claim unit known as Tryme Claim, located approximately five miles south of Thistlewaite Lake in the southern Northwest Territories, Canada, for $7,000.

Nova Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) - Page 4
 --------------------

Note 4        Related Party Transactions
              --------------------------

              The President and director of the Company has provided management services and office premises at no charge. The fair value of these services has been recorded as additional paid-in capital as follows:

                                                                                   November 4,      November 4,
                                                                                  2004 (Date of    2004 (Date of
                                                                  Year ended      Inception) to    Inception) to
                                                                 February 28,      February 28,     February 28,
                                                                     2006              2005             2006
                                                                     ----              ----             ----
              Management fees                                 $        6,000     $        2,000   $        8,000
              Rent                                                     3,000              1,000            4,000
                                                              --------------     --------------   --------------

                                                              $        9,000     $        3,000   $       12,000
                                                              ==============     ==============   ==============

              During the period ended February 28, 2005, the director of the Company purchased 2,500,000 common shares of the Company at $0.001 per share totalling $2,500.

Note 5        Deferred Tax Assets
              -------------------
              The significant components of the Company's deferred tax assets are as follows:

                                                                                  February 28,      February 28,
                                                                                      2006              2005
                                                                                      ----              ----
             Deferred Tax Assets
                 Non-capital loss carry forward                                 $        8,184    $        2,373
                 Valuation allowance                                                    (8,184)           (2,373)
                                                                                 -------------     -------------

                                                                                $            -    $            -
                                                                                ==============    ==============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

Note 6        Corporation Income Tax Losses

              No provision for income taxes has been provided in these financial statements due to the net loss. At February 28, 2006, the Company has accumulated non-capital losses totaling $52,736, which is available to reduce taxable income in future taxation years. These losses expire beginning in 2025.

Nova Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) - Page 5
 --------------------

Note 7        New Accounting Standards
              ------------------------

              Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                    Age    Position with Registrant    Served as a Director
                               or Officer Since

Alexander James Craven   24    President, C.E.O.,          November 4, 2004
                               Secretary, Treasurer
                               and director

The following describes the business experience of our director and executive officer, including other directorships held in reporting companies:

Mr. Alexander James Craven has acted as our President, CEO, Secretary and Treasurer since our incorporation on November 4, 2004. From 1995 to 2002, Mr. Craven acted as a part-time accounting consultant to Swiss Financial Services Company, a Geneva based money management company. This employment was arranged by his father, who was also an employee of the company during this time. From 1995 to 2000, Mr. Craven's duties, which he performed in England and Switzerland, included general filing and sorting company archives. In 2000, his duties expanded to include general accounting, bookkeeping, developing working practices and systems, preparing computerized systems and website design.

From September 2001 to January 2002, Mr. Craven provided full-time marketing, website design and video conferencing services to ITCC, a private company in Batley, West Yorkshire, England. From February 2003 to September 2003, he was employed as a management accountant with Mahony Green and Co. Accountants based in Worksop, Nottinghamshire. Since September 2003, Mr. Craven has been enrolled as a student in the economics department at the University of Sheffield in England. Mr. Craven does not hold any degrees or professional designations in accounting or computer systems.

Mr. Craven does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Craven intends to devote approximately 20% of his business time to our affairs.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:


                                 Number    Transactions   Known Failures
                                 Of late   Not Timely     To File a
Name and principal position      Reports   Reported       Required Form
---------------------------      -------   --------       -------------
Alexander Craven                    0         0                 1
(President and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended February 28, 2006 and 2005.

                          Annual Compensation                         Long Term Compensation
                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Alexander      President  2006       $0       0       0                 0                0          0                0
Craven                    2005       $0       0       0                 0                0          0                0

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this annual report by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                                Amount of
Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------
Common         Alexander James Craven           2,500,000      30.49%
Stock          President, CEO
               Secretary and Treasurer
               Director
               17 Kingfisher Walk
               Workshop, Notts
               United Kingdom, S81 8TQ

Common         All officers and directors       2,500,000      30.49%
Stock          as a group that consists of       shares
               one person

The percent of class is based on 8,200,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
-------

Number    Description

  3.1*    Articles of Incorporation
  3.2*    Bylaws
 10.1*    Mineral Property Purchase Agreement dated January 25, 2005
 23.2**   Consent of Alexander Craven, with consent to use
 99.1**   Location map

*  filed as an exhibit to our SB-2 registration statement filed on June
   10, 2005

** filed an an exhibit to our SB-2 registration statement filed on August 19, 2005

Reports on Form 8-K
-------------------

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:


                                                      Period from our
                                                      Inception on
                                  Fiscal year ended November 4, 2004 to February 28, 2006 February 28, 2005

Audit fees                              $4,859               $5,000
Audit-related fees                         Nil                 Nil
Tax fees                                   Nil                 Nil
All other fees                           6,787                 Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nova Resources Inc.


By          /s/ Alexander Craven
            -------------------------
            Alexander Craven
            President, CEO & Director
            Date: July 20, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Alexander Craven
            -------------------------
            Alexander Craven
            President, CEO & Director
            Date: July 20, 2006