Form 10QSB
period 2006-05-31
Nova Resources Inc.
filed 2006-07-24
CIK 1326252

================================================================================

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended     May 31, 2006
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-125695
                            -----------------

                           NOVA RESOURCES INC.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                       Pending
---------------------------------           -------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

102 West One Panorama
18 Fitzwilliam Street, Sheffield, England                S1 4JQ
----------------------------------------      -----------------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code: 44-796-817-1519
                                                --------------------------

                                      N/A
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [  ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,200,000 shares of $0.001 par value common stock outstanding as of July 24, 2006.

                               NOVA RESOURCES INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2006

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       May 31, 2006 and February 28, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                        May 31,         February 28,
                                                         ASSETS                           2006              2006
                                                         ------                           ----              ----
Current
    Cash                                                                            $       14,751    $        17,714
                                                                                    ==============    ===============

                                                      LIABILITIES
                                                      -----------

Current
    Accounts payable and accrued liabilities                                        $       24,841    $        23,550
                                                                                    --------------    ---------------

                                               STOCKHOLDERS' DEFICIENCY
                                               ------------------------

Capital stock
    Authorized:
      75,000,000  common shares, par value $0.001 per share
    Issued and outstanding:
       8,200,000  common shares (February 28, 2006: 8,200,000 common shares)
                                                                                             8,200              8,200
Additional paid-in capital - Note 4                                                         52,950             50,700
Deficit accumulated during the pre-exploration stage                                       (71,240)           (64,736)
                                                                                    --------------    ---------------

                                                                                           (10,090)            (5,836)
                                                                                    --------------    ---------------

                                                                                    $       14,751    $        17,714
                                                                                    ==============    ===============











                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                 for the three month ended May 31, 2006 and 2005
    and for the period November 4, 2004 (Date of Inception) to May 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                     November 4,
                                                                                                    2004 (Date of
                                                                       Three months ended           Inception) to
                                                                            May 31,                    May 31,
                                                                     2006             2005              2006
                                                                     ----             ----              ----
Expenses
    Accounting and audit fees                                  $         2,477  $         1,970   $        20,470
    Bank charges                                                            20               98               502
    Filing                                                                 562               67             3,693
    Legal fees                                                               -            2,530            19,030
    Management fees - Note 3                                             1,500            1,500             9,500
    Mineral property acquisition and exploration costs                       -                -            12,000
    Office and miscellaneous - Note 3                                    1,945              750             6,045
                                                               ---------------  ---------------   ---------------

Net loss for the period                                        $        (6,504) $        (6,915)  $       (71,240)
                                                               ===============  ===============   ===============

Basic and diluted loss per share                               $         (0.00) $         (0.00)
                                                               ===============  ===============

Weighted average number of shares outstanding                        8,200,000        8,200,000
                                                               ===============  ===============











                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the three month ended May 31, 2006 and 2005 and
      for the period November 4, 2004 (Date of Inception) to May 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                                    November 4,
                                                                                                                   2004 (Date of
                                                                                     Three months ended            Inception) to
                                                                                           May 31,                    May 31,
                                                                                   2006              2005              2006
                                                                                   ----              ----              ----
               Cash Flows used in Operating Activities
                   Net loss for the period                                   $        (6,504)  $        (6,915)  $      (71,240)
                   Donated services and rent                                           2,250             2,250           14,250
                   Change in non-cash working capital balance
                    related to operations:
                      Accounts payable and accrued liabilities                         1,291            (5,172)          24,841
                      Advances payable                                                     -              (800)               -
                                                                             ---------------   ---------------   --------------

               Net cash used in operating activities                                  (2,963)          (10,637)         (32,149)
                                                                             ---------------   ---------------   --------------

               Financing Activity
                   Issuance of common shares                                               -                 -           46,900
                                                                             ---------------   ---------------   --------------

               Increase (decrease) in cash during the period                          (2,963)          (10,637)          14,751

               Cash, beginning of period                                              17,714            40,279                -
                                                                             ---------------   ---------------   --------------

               Cash, end of period                                           $        14,751   $        29,642   $       14,751
                                                                             ===============   ===============   ==============












                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period November 4, 2004 (Date of Inception) to May 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                     Deficit
                                                                                                  Accumulated
                                                                                    Additional      During the
                                                       Common Shares                Paid-in       Pre-exploration
                                           -------------------------------
                                                   Number         Par Value         Capital            Stage             Total
                                                   ------         ---------         -------            -----             -----
Capital stock issued for cash - at $0.001        4,900,000   $        4,900   $            -   $            -     $        4,900
                              - at $0.01         3,200,000            3,200           28,800                -             32,000
                              - at $0.10           100,000              100            9,900                -             10,000
Donated services and rent                                -                -            3,000                -              3,000
Net loss for the period                                  -                -                -          (18,821)           (18,821)
                                           ---------------   --------------   --------------   --------------     --------------

Balance, February 28, 2005                       8,200,000            8,200           41,700          (18,821)            31,079

Donated services and rent                                -                -            9,000                -              9,000
Net loss for the year                                    -                -                -          (45,915)           (45,915)
                                           ---------------   --------------   --------------   --------------     --------------

Balance, February 28, 2006                       8,200,000            8,200           50,700          (64,736)            (5,836)

Donated services and rent                                -                -            2,250                -              2,250
Net loss for the period                                  -                -                -           (6,504)            (6,504)
                                           ---------------   --------------   --------------   --------------     --------------

Balance, May 31, 2006                            8,200,000   $        8,200   $       52,950   $      (71,240)    $      (10,090)
                                           ===============   ==============   ==============   ==============     ==============






                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Financial Statements
              ----------------------------

              While the information presented in the accompanying three months to May 31, 2006 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's February 28, 2006 financial statements.

              Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

Note 2        Continuance of Operations
              -------------------------

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $71,240 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

              The Company was incorporated in the State of Nevada on November 4, 2004.

Nova Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
May 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 2
 -------------------

Note 3        Related Party Transactions
              --------------------------

              The President and director of the Company has provided management services and office premises at no charge. The fair value of these services has been recorded as contributed surplus as follows:

                                                                                                  November 4,
                                                            Three months      Three months       2004 (Date of
                                                                ended             ended          Inception) to
                                                               May 31,           May 31,            May 31,
                                                                2006              2005                2006
                                                                ----              ----                ----
             Management fees                              $         1,500   $         1,500   $           9,500
             Office and Miscellaneous                                 750               750               4,750
                                                          ---------------   ---------------   -----------------

                                                          $         2,250   $         2,250   $          14,250
                                                          ===============   ===============   =================

Note 4        Non-cash Transactions
              ---------------------

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the three months ended May 31, 2006, a director of the Company has provided management services and office premises with a fair value of $1,500 and $750, respectively, at no charge to the Company. The fair value has been recorded as contributed surplus. These transactions were excluded from the statements of cash flows.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase two exploration program on the Panther claim consisting of a geological mapping, geochemical sampling, geophysical surveying and prospecting. We anticipate that the exploration program will cost approximately $5,000. Thereafter, we will have our consulting geologist provide recommendations for a phase three exploration program that we will conduct in the spring of 2007. Until we receive the results of the phase two exploration program, we will not have a budget for the phase three program.

We have recently commenced the phase two program, which will take approximately two months to complete. Our budget for this program is as follows:

Budget - Phase 2

         Follow-up Geochem and Detailed Geology sampling               $   3,000
         Assays 75 @ $20 per assay                                     $   1,500
         Contingency                                                   $     500
                                                                       ---------

         Total Phase II                                                $   5,000

As well, we anticipate  spending an additional  $15,000 on administrative  fees, including fees payable in connection with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $20,000, plus the necessary expenditures for any recommended phase three exploration program on the Panther property.

We will require additional funding in order to proceed with exploration on the Panther claim and to cover administrative expenses. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For Period Ending May 31, 2006

We did not earn any revenues during the three-month period ending May 31, 2006. We incurred operating expenses in the amount of $6,504 for the three-month period ended May 31, 2006. Our operating expenses were comprised of accounting and audit fees of $2,477, office and miscellaneous costs of $1,945, donated management fees recorded at $1,500, filing fees of $562 and bank charges of $20. Our net loss for the period ended May 31, 2006 decreased in comparison to the same period in fiscal 2005 due to a reduction in legal fees. The legal fees we incurred in the first quarter of fiscal 2005 related to a legal opinion with commissioned in connection with the filing of our registration statement on Form SB-2 with the Securities & Exchange Commission.

At May 31, 2006, we had total assets of $14,751, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $24,841.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on May 31, 2006. This evaluation was conducted by our chief executive officer and our principal accounting officer, Alexander Craven.

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

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

We did not issue any securities during the quarter ended May 31, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  July 24, 2006

Nova Resources Inc.

/s/ Alexander Craven
------------------------------
Alexander Craven, President