Form 10QSB
period 2006-08-31
Nova Resources Inc.
filed 2006-10-16
CIK 1326252

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   August 31, 2006
                                      ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined  in
Rule 12b-2 of the Exchange Act). [  ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,200,000 shares of $0.001 par value common stock outstanding as of October 16, 2006.

                               NOVA RESOURCES INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 August 31, 2006

                             (Stated in US Dollars)

                                   (Unaudited)

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      August 31, 2006 and February 28, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                       August 31,       February 28,
                                      ASSETS                                             2006              2006
                                      ------                                              ----              ----
Current
    Cash                                                                            $        8,328    $        17,714
                                                                                    ==============    ===============

                                   LIABILITIES
                                   -----------
Current
    Accounts payable and accrued liabilities                                        $       28,401    $        23,550
                                                                                    --------------    ---------------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------
Capital stock
    Authorized:
           75,000,000  common shares, par value $0.001 per share
    Issued and outstanding:
            8,200,000  common shares (February 28, 2006: 8,200,000 common shares)
                                                                                             8,200              8,200
Additional paid-in capital - Note 4                                                         55,200             50,700
Deficit accumulated during the pre-exploration stage                                       (83,473)           (64,736)
                                                                                    --------------    ---------------

                                                                                           (20,073)            (5,836)
                                                                                    --------------    ---------------

                                                                                    $        8,328    $        17,714
                                                                                    ==============    ===============




                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three and six months ended August 31, 2006
           and for the period November 4, 2004 (Date of Inception) to
                                 August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                     November 4,
                                                                                                                    2004 (Date of
                                                    Three months ended                  Six months ended            Inception) to
                                                        August 31,                         August 31,                 August 31,
                                                  2006              2005             2006              2005              2006
                                                  ----              ----             ----              ----              ----
Expenses
    Accounting and audit fees               $         4,293   $         1,530  $         6,770   $         3,500   $      24,763
    Bank charges                                         47                47               67               145             549
    Filing                                              643             2,103            1,205             2,170           4,336
    Legal fees                                            -             2,000                -             4,530          19,030
    Management fees - Note 3                          1,500             1,500            3,000             3,000          11,000
    Mineral property acquisition and
     exploration costs                                5,000             5,000            5,000             5,000          17,000
    Office and miscellaneous - Note 3                   750               750            2,695             1,500           6,795
                                            ---------------   ---------------  ---------------   --------------- ---------------

Net loss for the period                     $       (12,233)  $       (12,930) $       (18,737)  $       (19,845)  $     (83,473)
                                            ===============   ===============  ===============   =============== ===============

Basic and diluted loss per share            $         (0.00)  $         (0.00) $         (0.00)  $         (0.00)
                                            ===============   ===============  ===============   ===============

Weighted average number of shares outstanding     8,200,000         8,200,000        8,200,000         8,200,000
                                            ===============   ===============  ===============   ===============



                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                for the six months ended August 31, 2006 and 2005
           and for the period November 4, 2004 (Date of Inception) to
                                 August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                    November 4,
                                                                                                                   2004 (Date of
                                                                                      Six months ended             Inception) to
                                                                                         August 31,                 August 31,
                                                                                   2006              2005              2006
                                                                                   ----              ----              ----
               Cash Flows used in Operating Activities
                   Net loss for the period                                   $       (18,737)  $       (19,845)  $      (83,473)
                   Add item not involving cash:
                      Donated services and rent                                        4,500             4,500           16,500
                   Change in non-cash working capital balances
                    related to operations:
                      Accounts payable and accrued liabilities                         4,851            (1,172)          28,401
                      Advances payable                                                     -              (800)               -
                                                                             ---------------   ---------------   --------------

               Net cash used in operating activities                                  (9,386)          (17,317)         (38,572)
                                                                             ---------------   ---------------   --------------

               Financing Activity
                   Issuance of common shares                                               -                 -           46,900
                                                                             ---------------   ---------------   --------------

               Increase (decrease) in cash during the period                          (9,386)          (17,317)           8,328

               Cash, beginning of period                                              17,714            40,279                -
                                                                             ---------------   ---------------   --------------

               Cash, end of period                                           $         8,328   $        22,962   $        8,328
                                                                             ===============   ===============   ==============



                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                   INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
              (DEFICIENCY) for the period November 4, 2004 (Date of
                          Inception) to August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                       Common Shares            Additional        During the
                                             --------------------------------    Paid-in       Pre-exploration
                                                  Number        Par Value        Capital            Stage             Total
                                                  ------        ---------        -------            -----             -----
Capital stock issued for cash  - at $0.001        4,900,000   $        4,900   $            -   $            -     $      4,900
                               - at $0.01         3,200,000            3,200           28,800                -           32,000
                               - at $0.10           100,000              100            9,900                -           10,000
Donated services and rent                                 -                -            3,000                -            3,000
Net loss for the period                                   -                -                -          (18,821)         (18,821)
                                            ---------------   --------------   --------------   --------------     ------------

Balance, February 28, 2005                        8,200,000            8,200           41,700          (18,821)          31,079

Donated services and rent                                 -                -            9,000                -            9,000
Net loss for the year                                     -                -                -          (45,915)         (45,915)
                                            ---------------   --------------   --------------   --------------     ------------

Balance, February 28, 2006                        8,200,000            8,200           50,700          (64,736)          (5,836)

Donated services and rent                                 -                -            4,500                -            4,500
Net loss for the period                                   -                -                -          (18,737)         (18,737)
                                            ---------------   --------------   --------------   --------------     ------------

Balance, August 31, 2006                          8,200,000   $        8,200   $       55,200   $      (83,473)    $    (20,073)
                                            ===============   ==============   ==============   ==============     ============



                             SEE ACCOMPANYING NOTES

                               NOVA RESOURCES INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Financial Statements
              ----------------------------
              While the information presented in the accompanying six months to August 31, 2006 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's February 28, 2006 financial statements.

              Operating results for the six months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

Note 2        Continuance of Operations
              -------------------------
              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $83,473 since its inception, has a working capital deficiency of $20,073 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

              The Company was incorporated in the State of Nevada on November 4, 2004.

Nova Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------

Note 3        Related Party Transactions
              --------------------------
              The President and director of the Company has provided management services and office premises at no charge. The fair value of these services has been recorded as contributed surplus as follows:

                                                                                                  November 4,
                                                             Six months        Six months        2004 (Date of
                                                                ended             ended          Inception) to
                                                             August 31,        August 31,          August 31,
                                                                2006              2005                2006
                                                                ----              ----                ----
             Management fees                              $         3,000   $         3,000   $          11,000
             Office and Miscellaneous                               1,500             1,500              5,500
                                                          ---------------   ---------------   ----------------

                                                          $         4,500   $         4,500   $         16,500
                                                          ===============   ===============   ================

Note 4        Non-cash Transactions
              ---------------------
              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the six months ended August 31, 2006, a director of the Company has provided management services and office premises with a fair value of $3,000 and $1,500, respectively, at no charge to the Company. The fair value has been recorded as additional paid-in capital. These transactions were excluded from the statements of cash flows.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation for the next twelve months is to complete any further exploration work on the Tryme property following our consulting geologist's review of results from the recently completed phase two exploration program. Until we receive the results of the phase two exploration program, we will not have a budget for the phase three program.

As well, we anticipate  spending an additional  $15,000 on administrative  fees, including fees payable in connection with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $15,000, plus the necessary expenditures for any recommended phase three exploration program on the Tryme property.

We will require additional funding in order to proceed with exploration to cover administrative expenses. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans. Our president has been providing us with funding for our recent administrative expenses.

Results Of Operations For Period Ending August 31, 2006

We did not earn any revenues during the six-month period ended August 31, 2006. We incurred operating expenses in the amount of $18,737 for the six-month period ended August 31, 2006. Our operating expenses were comprised of mineral property acquisition and exploration costs of $5,000, accounting and audit fees of $6,770, donated management fees recorded at $3,000, office and miscellaneous costs of $2,695, filing fees of $1,205 and bank charges of $67. Our net loss for the period ended August 31, 2006 decreased in comparison to the same period in fiscal 2005 due to a reduction in legal fees. The legal fees we incurred in the first quarter of fiscal 2005 related to a legal opinion commissioned in connection with the filing of our registration statement on Form SB-2 with the Securities & Exchange Commission.

At August 31, 2006, we had total assets of $8,328, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $28,401.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on August 31, 2006. This evaluation was conducted by our chief executive officer and our principal accounting officer, Alexander Craven.

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

Item 2.  Changes in Securities

We did not issue any securities during the quarter ended August 31, 2006.

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

DATED:  October 16, 2006

Nova Resources Inc.

/s/ Alexander Craven
------------------------------
Alexander Craven, President