Form 10QSB
period 2006-11-30
Nova Resources Inc.
filed 2007-01-22
CIK 1326252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 333-125695

NOVA RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
102 WEST ONE PANORAMA, 18 FITZWILLIAM STREET, SHEFFIELD X0 S1 4J0
(Address of principal executive offices)
44-796-817-1519
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

49,200,000 shares of common stock issued and outstanding as of January 18, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by Nova Resources Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of November 30, 2006, and our results of operations, stockholders’ equity, and our cash flows for the nine month period ended November 30, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report. Words or phrases such as “hope”, “expect”, “intend”, “plan” or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, the acquisition of mineral exploration assets, continued availability of capital and financing; adverse weather; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

RISK FACTORS

Risks Associated With Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties since 2004 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending November 30, 2007, we expect to spend approximately $17,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $7,408 as of November 30, 2006. As at November 30, 2006, we had a working capital deficit of $(22,821). We incurred a net loss of $(23,735) for the nine month period ended November 30, 2006 and $(88,471) since inception on November 4, 2004. We estimate our average monthly operating expenses to be approximately $3,000 each month, including exploration, general and administrative expense and investor relations expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months and to repay promissory notes as they become due. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.” We continue to experience net operating losses.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against them for misconduct and you may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

NOVA RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

NOVA RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

November 30, 2006 and February 28, 2006

(Stated in US Dollars)

(Unaudited)

		November 30,	February 28,
ASSETS		2006	2006

Current
Cash		$ 7,408	$ 17,714

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 20,229	$ 23,550
Loan payable to related party – Note 3		10,000	-

		30,229	23,550

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
450,000,000	common shares, par value $0.001 per share
Issued and outstanding:
49,200,000	common shares (February 28, 2006: 49,200,000 common shares)	49,200	49,200
Additional paid-in capital – Note 4		16,450	9,700
Deficit accumulated during the pre-exploration stage		(88,471)	(64,736)

		(22,821)	(5,836)

		$ 7,408	$ 17,714

SEE ACCOMPANYING NOTES

NOVA RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended November 30, 2006 and 2005 and for the period November 4, 2004 (Date of Inception) to November 30, 2006

(Stated in US Dollars)

(Unaudited)

					November 4,
					2004 (Date of
	Three months ended		Nine months ended		Inception) to
	November 30,		November 30,		November 30,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees	$ 2,519	$ 3,251	$ 9,289	$ 6,751	$ 27,282
Bank charges	19	95	86	240	568
Filing	210	490	1,415	2,660	4,546
Legal fees	-	-	-	4,530	19,030
Management fees – Note 3	1,500	1,500	4,500	4,500	12,500
Mineral property acquisition and exploration costs	-	-	5,000	5,000	17,000
Office and miscellaneous – Note 3	750	750	3,445	2,250	7,545

Net loss for the period	$ (4,998)	$ (6,086)	$ (23,735)	$ (25,931)	$ (88,471)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	49,200,000	49,200,000	49,200,000	49,200,000

SEE ACCOMPANYING NOTES

NOVA RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended November 30, 2006 and 2005 and

for the period November 4, 2004 (Date of Inception) to November 30, 2006

(Stated in US Dollars)

(Unaudited)

			November 4,
			2004 (Date of
	Nine months ended		Inception) to
	November 30,		November 30,
	2006	2005	2006

Cash Flows used in Operating Activities
Net loss for the period	$ (23,735)	$ (25,931)	$ (88,471)
Donated services and rent	6,750	6,750	18,750
Change in non-cash working capital balances related to operations:
Accounts payable and accrued liabilities	(3,321)	(72)	20,229
Advances payable	-	(800)	-

Net cash used in operating activities	(20,306)	(20,053)	(49,492)

Financing Activities
Issuance of common shares	-	-	46,900
Loan payable to related party	10,000	-	10,000

Net cash provided by financing activities	10,000	-	56,900

Increase (decrease) in cash during the period	(10,306)	(20,053)	7,408

Cash, beginning of period	17,714	40,279	-

Cash, end of period	$ 7,408	$ 20,226	$ 7,408

Non-cash Transactions – Note 4

SEE ACCOMPANYING NOTES

NOVA RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 4, 2004 (Date of Inception) to November 30, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	*Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.0001667	29,400,000	$ 29,400	$ (24,500)	$ -	$ 4,900
– at $0.0016667	19,200,000	19,200	12,800	-	32,000
– at $0.0166667	600,000	600	9,400	-	10,000
Donated services and rent	-	-	3,000	-	3,000
Net loss for the period	-	-	-	(18,821)	(18,821)

Balance, February 28, 2005	49,200,000	49,200	700	(18,821)	31,079

Donated services and rent	-	-	9,000	-	9,000
Net loss for the year	-	-	-	(45,915)	(45,915)

Balance, February 28, 2006	49,200,000	49,200	9,700	(64,736)	(5,836)

Donated services and rent	-	-	6,750	-	6,750
Net loss for the period	-	-	-	(23,735)	(23,735)

Balance, August 31, 2006	49,200,000	$ 49,200	$ 16,450	$ (88,471)	$ (22,821)

*

The common stock issued has been retroactively restated to reflect a forward split of 6 new shares for 1 old share, effective on January 11, 2007. The par value of common stock and additional paid-in capital has been retroactively restated to reflect this change.

SEE ACCOMPANYING NOTES

NOVA RESOURCES INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying nine months to November 30, 2006 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s February 28, 2006 financial statements.

Operating results for the nine months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $88,471 since its inception, has a working capital deficiency of $22,821 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The Company was incorporated in the State of Nevada on November 4, 2004.

Nova Resources Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

November 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 2

Note 3	Related Party Transactions

The President and director of the Company has provided management services and office premises at no charge. The fair value of these services has been recorded as additional paid-in capital as follows:

November 4,
	Nine months	Nine months	2004 (Date of
	ended	ended	Inception) to
	November 30,	November 30,	November 30,
	2006	2005	2006

Management fees	$ 4,500	$ 4,500	$ 12,500
Office and miscellaneous	2,250	2,250	6,250

	$ 6,750	$ 6,750	$ 18,750

On October 3, 2006, the director of the Company advanced $10,000 to the Company. This advance is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the nine months ended November 30, 2006, a director of the Company has provided management services and office premises with a fair value of $4,500 and $2,250, respectively, at no charge to the Company. The fair value has been recorded as additional paid-in capital. These transactions were excluded from the statements of cash flows.

Note 5	Mineral Property

Tryme Claim

The Company acquired a 100% interest in one claim unit known as Tryme Claim, located approximately five miles south of Thistlewaite Lake in the southern Northwest Territories, Canada, for $7,000.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

We were incorporated under the laws of the State of Nevada on November 4, 2004 under the name Nova Resources Inc.

Our Current Business

We are in the mineral resource business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage.

Mineral resource exploration can consist of several stages. The earliest stage usually consists of the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being in proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a prospector or professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration might culminate in a feasibility study to ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

Our current mineral property consists of a single mineral claim located approximately 5 miles south of Thistlewait Lake in the southern Northwest Territories, Canada, and approximately 80 miles northeast of Yellowknife, and is known as the Tryme Property. We purchased a 100% interest in the Tryme Property from Max Braden pursuant to a Mineral Property Purchase Agreement dated January 25, 2005 for $7,000. For a more detailed description of our Tryme Property, please refer to the discussion entitled “Description of Property” beginning at page 4 of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on July 20, 2006.

There is no assurance that a commercially viable mineral deposit exists on any of our properties and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties. Please refer to the section entitled ‘Risk Factors’, beginning on page 2 of this quarterly report on Form 10-QSB, for additional information about the risks of mineral exploration.

Plan of Operation

Our plan of operation for the next twelve months is to complete any further exploration work on the Tryme property following our consulting geologist's review of results from the recently completed phase two exploration program. Until we receive the results of the phase two exploration program, we will not have a budget for the phase three program.

As well, we anticipate spending an additional $19,000 on administrative fees, including fees payable in connection with reporting obligations. Total expenditures over the next 12 months are expected to be $36,000, which includes any recommended phase three exploration program on the Tryme property.

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

Results Of Operations For Period Ending November 30, 2006

We did not earn any revenues during the nine-month period ended November 30, 2006. We incurred operating expenses in the amount of $23,735 for the nine-month period ended November 30, 2006. Our operating expenses were comprised of mineral property acquisition and exploration costs of $5,000, accounting and audit fees of $9,289, donated management fees recorded at $4,500, office and miscellaneous costs of $2,250, filing fees of $1,415 and bank charges of $86. Our net loss for the nine-month period ended November 30, 2006 decreased in comparison to the same period in fiscal 2005 due to a reduction in legal fees and because management fees were donated. The legal fees we incurred in the first quarter of fiscal 2005 related to a legal opinion commissioned in connection with the filing of our registration statement on Form SB-2 with the Securities & Exchange Commission.

At November 30, 2006, we had total assets of $7,408, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $30,229.

Liquidity and Capital Resources

At November 30, 2006, we had cash on hand of $7,408 and a working capital deficit of $(22,821).

As well, we anticipate spending an additional $19,000 on administrative fees, including fees payable in connection with reporting obligations. Total expenditures over the next 12 months are therefore anticipated to be $36,000, including the anticipated expenditures for any recommended phase three exploration program on the Tryme property.

As stated above in the Plan of Operations section, in the next twelve months, we expect to incur at least $19,000 if we decide not to commence our recommended phase three exploration program on the Tryme property. If we decide to commence phase three of the exploration program, we can expect to incur an additional $21,000. Furthermore, we anticipate that we will require $19,000 to cover our ongoing general and administrative expenses for the next twelve months. We believe our cash on hand is insufficient to carry out our plan of operations and pay for the costs of our general and administrative expenses for the next twelve months. Our ability to complete the next phase of our recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans, although there are no assurances any such financing will be completed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 2 to the Company’s February 28, 2006 audited financial statements included in our Annual Report on Form 10-KSB.

Item 3:	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2006, being the end of the period covered by this quarterly report. This evaluation was conducted by our chief executive officer and our principal accounting officer, Alexander Craven. Based upon that evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and our principal accounting officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended November 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions: over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We have not engaged in any unregistered sales of our equity securities in the fiscal quarter ended November 30, 2006.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6	.	Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description of Exhibit
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed August 19, 2005)
3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2 filed August 19, 2005)
(10)	Material Contracts
10.1	Mineral Property Purchase Agreement dated January 25, 2005 (incorporated by reference from our registration statement on Form SB-2 filed August 19, 2005)
(23)	Consents of experts and counsel
23.1	Consent of Alexander Craven (incorporated by reference from our registration statement on Form SB-2 filed August 19, 2005)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA RESOURCES INC.

By:	/s/ Alexander Craven
Alexander Craven
President, Chief Executive Officer and a Director
(Principal Executive Officer, Principal Accounting Officer)
Date: January 19, 2007