Form 10QSB/A
period 2006-11-30
Nova Resources Inc.
filed 2007-01-24
CIK 1326252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Results Of Operations For Period Ending November 30, 2006

We did not earn any revenues during the nine-month period ended November 30, 2006. We incurred operating expenses in the amount of $23,735 for the nine-month period ended November 30, 2006. Our operating expenses were comprised of mineral property acquisition and exploration costs of $5,000, accounting and audit fees of $9,289, donated management fees recorded at $4,500, office and miscellaneous costs of $3,445, filing fees of $1,415 and bank charges of $86. Our net loss for the nine-month period ended November 30, 2006 decreased in comparison to the same period in fiscal 2005 due to a reduction in legal fees and because management fees were donated. The legal fees we incurred in the first quarter of fiscal 2005 related to a legal opinion commissioned in connection with the filing of our registration statement on Form SB-2 with the Securities & Exchange Commission.

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