Form 10KSB
period 2007-02-28
FOX PETROLEUM INC.
filed 2007-06-13
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-125695

FOX PETROLEUM INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

64 Knightsbridge, London, England	SW1X 7JF
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 44-207-590-9630

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year. Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

36,186,792 common shares @ $1.27 (1) = $45,957,225.84
(1) Average of bid and ask closing prices on June 12, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

51,186,792 common shares issued and outstanding as of June 12, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB
(e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933
("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X].

PART I

Item 1.           Description of Business.

Note Regarding Forward Looking Statements.

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this annual report. In particular, this annual report contains forward-looking statements pertaining to the following:

  the quantity of potential natural gas and petroleum reserves;

  potential natural gas and crude oil production levels;

  capital expenditure programs;

  projections of market prices and costs;

  supply and demand for natural gas and crude oil;

  expectations regarding our ability to raise capital and to continually add to reserves through acquisitions and development; and

  treatment under governmental regulatory regimes and tax laws.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks, such as our ability to establish or find reserves;

  volatility in market prices for natural gas and crude oil;

  liabilities inherent in natural gas and crude oil operations;

  uncertainties associated with estimating natural gas reserves and crude oil;

  competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;

  political instability or changes of laws in the countries in which we operate and risks of terrorist attacks;

  incorrect assessments of the value of acquisitions;

  geological, technical, drilling and processing problems,

  the uncertainty inherent n the litigation process, including the possibility of newly discovered evidence on the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and

  other factors discussed under the section entitled “Risk Factors” commencing on page 6 of this annual report.

These risks may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Fox Petroleum Inc. and/or our wholly owned subsidiaries, Fox Petroleum (Alaska) Inc. and Fox Energy Exploration Limited, as the case may be. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

General Overview

We were incorporated in the state of Nevada on November 4, 2004 under the name “Nova Resources Inc.” At inception, we were an exploration stage company engaged in the exploration of our mineral property.

On January 11, 2007, we effected a 6 for 1 forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 450,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 8,200,000 shares of common stock to 49,200,000 shares of common stock.

Because we have not discovered any economically viable mineral deposit on our mineral property, we decided to change the direction of our exploration activities to oil and gas sectors when we came across an opportunity to acquire oil and gas leases from Richard Bullock.

On February 5, 2007, we changed our name to “Fox Petroleum Inc.” to better reflect the new direction of our business. The name change was accomplished through a merger with our wholly owned subsidiary, “Fox Petroleum Inc.”, that was incorporated for the sole purpose of changing our name, with our company carrying on as the survival corporation under the new name “Fox Petroleum Inc.”.

On April 17, 2007, we incorporated another wholly owned subsidiary, Fox Petroleum (Alaska) Inc., in the State of Alaska in order to carry out our Alaska operations after completing the Lease Purchase and Sale Agreement with Fox Petroleum LLC. In order to hold Alaska oil and gas leases, we either had to be registered in Alaska or operate through an Alaska subsidiary.

On May 17, 2007, we incorporated another wholly owned subsidiary, Fox Energy Exploration Limited, in England and Wales to hold assets in the United Kingdom under the Farm-In Agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited.

On May 29, 2007, we entered into the Lease Purchase and Sale Agreement with Fox Petroleum LLC, a Nevada company to acquire a combined 100% working interests in 12 state-issued oil and gas leases in Alaska’s North Slope hydrocarbon province subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. Richard Bullock is a 100% owner of Fox Petroleum LLC. Pursuant to the terms of the Lease Purchase and Sale Agreement, Fox Petroleum LLC agreed to cause the registered owners of 12 oil and gas leases to transfer the legal ownership of those leases to us. In consideration for the oil and gas leases, we agreed to issue 20,000,000 restricted common shares of our company to Fox Petroleum LLC or such other persons as Fox Petroleum LLC may direct in writing prior to the closing. Richard Bullock agreed to be our Chairman after the signing of the Lease Purchase and Sale Agreement. We expect to complete the transactions in June 2007. Once we acquire the interests in oil and gas leases in North Slope, Alaska, we will assign our interests to our wholly owned subsidiary, Fox Petroleum (Alsaka) Inc., in order to carry out our Alaska operations.

On June 8, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we entered into the Farm-In Agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited. Pursuant to the terms of the Farm-In Agreement, Granby Enterprises Limited and Atlantic Petroleum UK Limited agreed to farm-out and assign to us and we agreed to farm-in and acquire from them a total of 33.33% interests in two UK Petroleum Production Licenses. These licenses cover three blocks located in the UK North Sea. In consideration for the interests in the licenses, we agreed to fund 100% of the high resolution 2D seismic survey and reprocessing to be conducted in the third quarter of 2007 and our 33.33% share of the license budget costs from June 1, 2007. In addition to the acquisition of the 33.33% interests in the licenses, we will be granted an exclusive, non transferable option to acquire an additional 26.67% interest in the licenses. The option will be granted and effective upon the completion of the transfer of above 33.33% interests in the licenses to us and will continue to be valid and exercisable by us until 28 days after our receiving the processed seismic data from the high resolution 2D seismic survey and reprocessing. To acquire the additional 26.67% interest in the licenses, we will have to pay 46.67% of the cost of an exploration well in addition to our obligation to fund 33.33% of the cost of the exploration well under the Farm-In Agreement.

Business Subsequent to the Closing of the Lease Purchase and Sale Agreement

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties. Following the completion of the transactions contemplated under the Lease Purchase and Sale Agreement, we will have acquired 12 oil and gas leases in North Slope, Alaska. We intend to conduct an aggressive exploration and appraisal program on the leases over the next two years. Please refer to the information under the heading “Description of Property” for a detailed description of our property interests.

Also upon the completion of the transactions contemplated under the Farm-In Agreement, we will fund 100% of the high resolution 2D seismic survey and reprocessing over the UK North Sea licenses and we may fund the drilling of a well on the licenses after receiving the processed seismic data from the high resolution 2D seismic survey and reprocessing. Please refer to the information under the heading “Description of Property” for a detailed description of our property interests.

In addition to the exploration and development of those property interests that we are acquiring through the Lease Purchase and Sale Agreement and the Farm-In Agreement, we are also actively seeking opportunities in other global regions with a particular focus and interest in the emerging market sector. We believe that there are many small field developments available which are in the “already proven/near production” stage where our strategic development skills and the experience of our management team would give us an advantage compared to comparably sized oil companies. Our search has highlighted several prospects in Russia and the Commonwealth of Independent States as well as the Caspian region as a whole which are not the subject of a confidentiality agreement with the principals who hold the rights/licenses to the various fields. We would also consider entering into a joint venture to develop a small oil field in this area if the economics and political risk meet our criteria.

Since we are an exploration stage company, there is no assurance that a commercially viable oil and gas reserve exists on any of our future properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. To date, we do not know if an economically viable oil and gas reserve exist on any of our properties to be acquired, and there is no assurance that we will discover one.

Our plan of operation is to conduct exploration work on each of our future properties in order to ascertain whether any of them possesses commercially exploitable quantities of oil and gas reserves. There can be no assurance that such oil and gas reserves exist on any of our future properties.

Even if we complete our proposed exploration programs on our future properties and we are successful in identifying an oil and gas reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know whether we have a commercially viable oil and gas reserve.

Competition

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

If our company proceeds with the development of our future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. As we have not proceeded to the development of our future properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

Our company is currently operated by Richard Joseph Moore as our President and Chief Executive Officer and Alexander James Craven as Vice President, Finance. On June 8, 2007, Mr. Moore became our President, Chief Executive Officer and Director and Mr. Craven resigned his position of President, Chief Executive Officer and Chairman of the Board of Directors and became Vice President, Finance and retained the positions of Secretary, Treasurer and Director. On June 8, 2007, Richard Bullock became our Chairman and Director and will provide consulting services to us for a monthly fee. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire additional employees when circumstances warrant. At present, however, our company does not anticipate hiring additional employees in the near future.

RISK FACTORS

In addition to other information in this annual report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND THE OIL AND GAS INDUSTRY

We have had a history of losses and no revenue to date, which trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. To date, we have not generated any revenues from our operations. We will not be able to generate significant revenues in the future and our management expects operating expenses to increase substantially over the next 12 months following the commencement of oil and gas exploration activities. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. In addition to our financing from EuroEnergy Growth Capital S.A., we may need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are an exploration stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only begun engaging in the oil and gas exploration and development business since February 2007 and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Market conditions or operation impediments may hinder our access to oil and gas markets or delay our potential production.

The marketability of potential production from our properties depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, even if drilling results are positive in certain areas of our oil and gas properties, a new gathering system may need to be built to handle the potential volume of oil and gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

Even if we are able to establish any oil or gas reserves on our properties, our ability to produce and market oil and gas is affected and also may be harmed by:

  inadequate pipeline transmission facilities or carrying capacity;

  government regulation of natural gas and oil production;

  government transportation, tax and energy policies;

  changes in supply and demand; and

  general economic conditions.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves.

We have a very small management team and the loss of any member of our team may prevent us from implementing our business plan in a timely manner.

We currently have one executive officer and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officer or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officer or consultants in a timely manner, or at all, on acceptable terms.

If we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

Future growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We expect to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

We will have substantial capital requirements that, if not met, may hinder our growth and operations.

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties. Future cash flows and the availability of financing will be subject to a number of variables, such as:

  the success of our planned projects in Alaska’s North Slope and UK North Sea;

  success in locating and producing reserves; and

  prices of natural gas and oil.

Financing might not be available in the future, or we might not be able to obtain necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we might be forced to curtail our drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have an adverse affect on our business, financial condition and results of operations.

If we obtain additional financing, our existing stockholders may suffer substantial dilution or we may not have sufficient funds to pay the interest on our current or future debt.

Additional financing sources will be required in the future to fund developmental and exploratory drilling. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders.

Additional debt financing could lead to:

  a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

  being more vulnerable to competitive pressures and economic downturns; and

  restrictions on our operations.

If we incur indebtedness, our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and future performance. Many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our current or future debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure you that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange additional financing, we might have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

We may not be able to determine reserve potential or identify liabilities associated with our future properties in Alaska and UK North Sea and/or other future properties. We may also not be able to obtain protection from vendors against possible liabilities, which could cause us to incur losses.

Although we have reviewed and evaluated our future properties in Alaska and UK North Sea in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a vendor may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and any such changes may have material adverse effects on our activities. We are unable to predict the ultimate cost of compliance with such laws and regulations. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and gas exploration and development is subject to substantial regulation under federal, state, and local laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to our oil and gas properties and the oil and gas industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

If drilling activity increases in North Slope, Alaska or UK North Sea, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

To the extent that we establish oil and gas reserves, we will be required to replace, maintain or expand our oil and gas reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from oil and gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we establish reserves, of which there is no assurance, and we are not successful in our subsequent exploration and development activities or in subsequently acquiring properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future oil and gas production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for oil and gas or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

The geographic concentration of all of our properties in North Slope, Alaska and UK North Sea subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our future leasehold interests in North Slope, Alaska and future farm-in interests in UK North Sea means that our properties could be affected by the same event should the regions experience:

  severe weather;

  delays or decreases in production, the availability of equipment, facilities or services;

  delays or decreases in the availability of capacity to transport, gather or process production; or

  changes in the regulatory environment.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

  weather conditions in the United States and wherever our property interests are located;

  economic conditions, including demand for petroleum-based products, in the United States and the rest of the world;

  actions by OPEC, the Organization of Petroleum Exporting Countries;

  political instability in the Middle East and other major oil and gas producing regions;

  governmental regulations, both domestic and foreign;

  domestic and foreign tax policy;

  the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

  the price of foreign imports of oil and gas;

  the cost of exploring for, producing and delivering oil and gas;

  the discovery rate of new oil and gas reserves;

  the rate of decline of existing and new oil and gas reserves;

  available pipeline and other oil and gas transportation capacity;

  the ability of oil and gas companies to raise capital;

  the overall supply and demand for oil and gas; and

  the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Exploratory drilling involves many risks that are outside our control which may result in a material adverse effect on our business, financial condition or results of operations.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, power outages, sour gas leakage, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests.

We are dependent upon the efforts of various third parties that we do not control and, as a result, we may not be able to control the timing of development efforts, associated costs, or the rate of production of reserves (if any).

The success of our business depends upon the efforts of various third parties that we do not control. At least at the present, we do not plan to serve as the operator for our projects. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

  the timing and amount of capital expenditures;

  the operator's expertise and financial resources;

  approval of other participants in drilling wells;

  selection of technology;

  the rate of production of the reserves; and

  the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

We will rely upon various companies to provide us with technical assistance and services. We will also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although our management has relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

We may be unable to retain our leases or licenses and working interests in our leases or licenses, which would result in significant financial losses to our company.

Our properties are held under oil and gas leases or licenses. If we fail to meet the specific requirements of each lease or license, such lease or license may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease or license will be met. The termination or expiration of our leases or licenses will harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases or licenses and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties will harm our business. In addition, we will need significant funds to meet capital requirements for the exploration activities that we intend to conduct on our properties.

Title deficiencies could render our leases worthless which could have adverse effects on our financial condition or results of operations.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we will lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

RISKS RELATING TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could reduce liquidity of our common stock and reduce our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorizes the issuance of up to 450,000,000 shares of common stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

RISKS RELATED TO OUR COMPANY

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws provide the indemnification of our directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him or her, including an amount paid to settle an action or satisfy a judgment in active criminal or administrative action or proceeding to which he or she made a party by reason of his or her being or having been one of our directors. Our By-laws also provide the indemnification of our officers against all costs, charges and expenses incurred by him or them and resulting from his or her acting as an officer of our company.

Our By-laws do not contain anti-takeover provisions and thus our management and directors may change if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company. If there is a take-over of our company, our management and directors may change.

Because our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our directors and officers

Our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2.           Description of Property.

Our executive and head offices are located at 64 Knightsbridge, London SW1X 7JF, England. We lease our offices with a size of 150 square feet at £1,750 plus value added tax per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

ALASKA OIL AND GAS LEASES

Pursuant to the terms of the Lease Purchase and Sale Agreement dated May 29, 2007 that was entered into by Fox Petroleum LLC and us, we will acquire from Fox Petroleum LLC and persons or entities controlled by or otherwise associated with Fox Petroleum LLC, certain oil and gas leases located onshore in the North Slope of Alaska. Under the agreement, we will acquire a combined 100% working interests in 12 state-issued oil and gas leases subject to a royalty to the State of Alaska of 16.66667% and a private royalty equal to 5% in Alaska’s North Slope hydrocarbon province.

The leases comprise approximately 32,490 acres (50.8 square miles or 13,148 hectares) and their details are shown in the table below. After the lease sale, the State of Alaska reviews landownership in the lease sale area and the area actually leased may be reduced because a portion of the area may be owned by entities other than the State of Alaska. The final results of this land status review are yet to be published. Their ADL number identifies leases in the public record.

The following table shows details of the subject leases.

State ADL Number	Lease Sale Tract Number	Area (acres)	Area (hectares)	State Royalty (%)	Private Royalty (%)
390838	BS2006-0210	2,560	1,036	16.666670	5.0
390844	BS2006-0231	2,560	1,036	16.666670	5.0
390845	BS2006-0233	2,560	1,036	16.666670	5.0
390939	NS2006-0480	5,701	2,307	16.666670	5.0
390991	NS2006-0851	2,533	1,025	16.666670	5.0
390992	NS2006-0854	2,544	1,029	16.666670	5.0
391017	NS2006-1018	2,560	1,036	16.666670	5.0
391018	NS2006-1021	2,560	1,036	16.666670	5.0
391019	NS2006-1022	2,560	1,036	16.666670	5.0
391020	NS2006-1025	2,560	1,036	16.666670	5.0
391021	NS2006-1028	2,512	1,017	16.666670	5.0
391207	NS2006-1130	1,280	518	16.666670	5.0

The eleven leases under Lease Purchase and Sale Agreement are in a treeless, tundra-covered area of low topographic relief traversed by channels of the Sagavanirktok River delta and are underlain by continuous permafrost to a depth of at least 1,000 feet. These leases have an average elevation of less than 50 feet above sea level. The following is the map showing the locations of these eleven leases.

The twelfth lease, located further south along the haul road and pipeline is also in a treeless, tundra-covered area of low topographic relief, and has an elevation of about 260 feet. The following is the map showing the location of this lease.

Accessibility

The leases under Lease Purchase and Sale Agreement are close to the TransAlaska Pipeline and the Dalton Highway. The majority of the leases are 6 to 12 miles from Pump Station 1 on the TransAlaska Pipeline. Oil from any of these leases could be transported via the existing Badami Pipeline or trucked via gravel roads and bridges. Oil could be trucked on temporary ice road during winter months. North Slope gas fields do not have any pipeline to transport the gas to distant market and there is no local market aside from infield use. The State of Alaska is now pursuing the development of a new large-diameter gas pipeline along the Alaska Highway through Canada for the sale of North Slope gas.

Petroleum Geology

Generally, the discovery of oil reservoirs is dependent on four factors. Firstly there must be a source rock, which is at a suitable temperature and pressure to produce hydrocarbons. Secondly there must be a process of migration, where the hydrocarbons produced in the source rock work their way upwards through the surrounding strata to the third essential ingredient in an oil reservoir, the reservoir rock. A reservoir rock is one of sufficient porosity to contain hydrocarbons and sufficient permeability to allow the hydrocarbons to flow within the rock. Finally there is a need for a seal rock and an associated trap structure. This final element ensures that the produced hydrocarbons that have migrated into the reservoir rock are trapped there in sufficient quantity for commercial extraction.

Applying these principles to the leases we are acquiring under Lease Purchase and Sale Agreement and combined with existing well information from the area, we believe that the current position is positive. Prior to commencing any further operations, it has already been proven that there is a suitable source rock, that migration has occurred and that there is a suitable reservoir rock present in this area. Over the coming months, we will try to locate a suitable trap structure where a sufficient quantity of hydrocarbon has pooled for commercially viable extraction.

Claim

Under the Lease Purchase and Sale Agreement with Fox Petroleum LLC, we will acquire a combined 100% working interests in 12 state-issued oil and gas leases in Alaska’s North Slope hydrocarbon province subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. Lease date for all the leases is March 1, 2006. We have the leases for 5 years and there are no work commitments. We are required to pay $1 per acre in the first year then increasing by $0.50 per annum up to $3 in the fifth year in order to maintain the leases.

Prior Work

Operators have drilled wells within the leases covered by the Lease Purchase and Sale Agreement and in nearby areas based on proprietary seismic and other geophysical data, interpretations, and correlations with other wells in the area. In April 1985, Sohio Alaska Petroleum Co. drilled a vertical well located within the northwest corner of the lease with ADL number 391207. In October 1969, BP Oil drilled a vertical well located 1.2 miles west of the lease with ADL number 390991. In May 1975, ARCO Alaska Inc. drilled a well located within the southwest corner of the lease with ADL number 390845. In March 1988, ARCO Alaska Inc. drilled a vertical well located in the southeast corner of the lease with ADL number 390939 and is located near the Trans Alaska Oil Pipeline and the all-weather Dalton High way.

UK NORTH SEA FARM-IN – ANGLESEY PROSPECT

Pursuant to the Farm-In Agreement dated June 8, 2007, we will acquire a total of 33.33% interests in two UK Petroleum Production licenses from Granby Enterprises Limited and Atlantic Petroleum UK Limited. These licenses cover three blocks located in the UK North Sea. In consideration for the interests in the licenses, we agreed to fund 100% of the high resolution 2D seismic survey and reprocessing to be conducted in the third quarter of 2007 and our 33.33% share of the license budget costs from June 1, 2007. In addition to the acquisition of the 33.33% interests in the licenses, we will be granted an exclusive, non transferable option to acquire an additional 26.67% interest in the licenses. The option will be granted and effective upon the completion of the transfer of above 33.33% interests in the licenses to us and will continue to be valid and exercisable by us until 28 days after our receiving the processed seismic data from the high resolution 2D seismic survey and reprocessing. To acquire the additional 26.67% interest in the licenses, we will have to pay 46.67% of the cost of an exploration well in addition to our obligation to fund 33.33% of the cost of the exploration well under the Farm-In Agreement.

Work obligations under the licenses granted by the UK Department of Trade and Industry are as follows:

  the shooting of sufficient high resolution 2D seismic to cover the licenses;

  the drilling of a well on the licenses to a depth of 2,500 meters or to 30 meters into the top Pentland Formation, whichever is the shallower, unless the UK Department of Trade and Industry confirms in writing that it would not justified to drill such well, having regard to certain technical information available at the time.

If the UK Department of Trade and Industry confirms that it would not be justified to drill a well and thus there is no firm obligation under the licenses drill a well, the parties under the Farm-In Agreement will try to reach unanimous agreement on whether to voluntarily drill a well. If any party votes against drilling the well, such party will withdraw from the licenses and will assign its entire percentage interest in the licenses pro rata to the continuing parties and if all parties vote against drilling the well the licenses will be relinquished.

Licenses

Of three blocks covered by the licenses, Blocks 14/8a and 14/9a were awarded to Granby Enterprises Limited as traditional licences in the 23rd Round of UK licensing, while 14/14b was awarded in the 22nd Round as a promote licence. The three blocks are currently held by Granby Enterprises Limited and Atlantic Petroleum UK Limited is in the process of acquiring a 50.00% interest in the licenses from Granby Enterprises Limited.

Location

The three blocks covered by the licenses are located in 130m water depth some 150 km north-east of St. Fergus, and 30km north of the Talisman-operated Claymore field. The following is the map showing the location of the licenses.

Work Commitments and Prior Work

The work commitments include a new 200 sq km seismic survey. The current mapping has been done based on a grid of 2D lines from the 1980’s and early 1990’s. The later surveys are of good quality, and all lines have been migrated to give a good grid of typically 2 x 2 km coverage. Eleven offset wells in adjacent acreage provided well-

to-seismic ties and five horizons have been interpreted within the blocks and adjacent acreage.

TRYME MINERAL PROPERTY

We own a 100% undivided right, title and interest in and to a mineral claim known as the Tryme property. There is no assuance that a commercially viable mineral deposit exists on the property. We have decided to do no further work on the Tryme Mineral Property and focus our efforts on the Alaskan and UK North Sea assets that we are acquiring.

Description, Location and Access

The Tryme Mineral property is located near Cross Lake, five miles south of Thistlewaite Lake in the southern region of the Northwest Territories, Canada, approximately 80 miles northeast of the city of Yellowknife at approximately Latitude 63 (0) 05”N and Longitude 113 (0) 30’W. The property is accessible by float plane to Gordon Lake or by helicopter. Facilities and skilled population base at Yellowknife are readily available and will provide all the necessary services needed for property exploration.

Sub Arctic alder and while lodge pine intermixed with tundra bogs grow throughout the area and good rock exposure is found along the lake shores. Winters are cold with generally medium snowfall accumulations and summers are temperature with adequate precipitation.

Tryme Mineral Property Purchase Agreement

On January 25, 2005, we entered into an agreement with Max Braden of Yellowknife, Northwest Territories, whereby he sold a 100% undivided right, title and interest in and to the Tryme mineral claim for $7,000. The purchase price for the property was determined by negotiating between us and Mr. Braden.

The Tryme property consists of one mineral claim comprising 1,112 acres. It is recoded under claim number F81799. The claim was created on May 28, 2003 and is in good standing until May 28, 2008. The claim will expire on May 28, 2008 unless we complete at least $200 worth of exploration work on the claim by that date. If this required exploration work is incurred, then the deadline is extended to May 28, 2009. In subsequent years, we must spend at least $200 on the claim to extend the expiry date. During the year ended February 28, 2007, we have spent $5,000 of work on the property.

Infrastructure and Condition of the Property

The Tryme property is free of mineral workings. There is no equipment or other infrastructure facilities located on the property. There is no power source located on the property. We will need to use portable generators if we require a power source for exploration of the Tryme claim.

Mineralization

The Tryme property has gold mineralization associated with quartz veins and disseminated sulphides that consist of pyrite, galena and sphalerite. A vein is a mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighbouring rock. Veins containing quartz, a mineral composed of silicon and oxygen, are often associated with gold mineralization.

Disseminated sulphides are occurrences of rock containing small particles of valuable minerals that are distributed uniformly through the ore material. Sulphides, compounds containing sulphur and one additional element, are often associated with precious metals such as gold and base metals such as zinc. Pyrite is a combination of iron and sulphur, more commonly known as fool’s gold. Galena is a sulphide mineral of lead, while sphalerite is a sulphide mineral of zinc.

Exploration History

During the 1940’s, the Tryme property was drilled by junior mineral exploration companies. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of rock obtained, known as drill core, are analyzed for mineral content. No recorded results of this exploration are available.

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

No other detailed exploration has been completed on the Tryme property since the 1940’s.

Item 3.           Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.           Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Market Information

Our shares of common stock are currently trading on the OTC Bulletin Board under the Symbol “FXPE.OB”. Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the name “Nova Resources Inc.” under the symbol, “NVRS”. On January 11, 2007, we effected a 6 for 1 forward stock split of our authorized, issued and outstanding common stock and our trading symbol was changed to “NVAR.” On February 5, 2007, we changed our name to “Fox Petroleum Inc.” upon completion of our merger with our wholly owned subsidiary, “Fox Petroleum Inc.” and our trading symbol was changed to our current trading symbol, “FXPE.OB”. The following quotations obtained from Yahoo! Finance reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
May 31, 2007	1.50	0.75
February 28, 2007	3.25	1.25

(1)

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. There were no quotations reported for our shares of common stock as reported on Yahoo! Finance prior to January 2007.

The closing price of our common stock, as reported by the NASDAQ’s Over-the-Counter Bulletin Board on June 12, 2007, was $1.26.

Holders of our Common Stock

Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Empire Stock Transfer, Inc., located at 7251 West Lake Mead Blvd., Suite 300, Las Vegas, Nevada 89701 (Telephone: (702) 562-4091; Facsimile: (702) 562-4081). As of June 12, 2007, there were 51,186,792 common shares issued and outstanding held by 24 shareholders of record.

Dividends

Since our inception, we have not paid dividends on our common stock in the past and do not anticipate paying dividends in the near future. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All of our shares of common stock are entitled to an equal share in any dividends declared and paid.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans in place.

Recent Sales of Unregistered Securities

On February 23, 2007, we entered into a subscription agreement for a private placement of 100,000 units at the price of $1.00 per unit for the total purchase price of $100,000. Each unit consists of one common share and one common share purchase warrant. One common share purchase warrant entitles the subscriber to purchase one additional common share at an exercise price of $1.25 per common share for a period of three years. We received the proceeds of $100,000 in February, 2007, but did not issue the units until June 1, 2007. We issued the 100,000 units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S promulgated under the 1933 Act.

On May 17, 2007, we entered into a share issuance agreement with EuroEnergy Growth Capital S.A. that will allow EuroEnergy to advance up to $8,000,000 to us in exchange for units of our company. The advances will be in minimum $100,000 increments, payable when we give notice under the terms of the agreement. The units will be issued at a price equal to 80% of the volume weighted average of the closing price of common share for the 10 banking days immediately preceding the date of the notice, as quoted on Yahoo! Finance. Each unit will consist of one common share and one common share purchase warrant. Each common share purchase warrant will entitle EuroEnergy to purchase an additional common share at an exercise price equal to 125% of the price of the units.

On May 17, 2007, we gave notice to EuroEnergy, for an advance of $2,000,000, pursuant to the agreement. As consideration for the cash advance, we issued to EuroEnergy 1,886,792 units at a determined price of $1.06 per unit. Each unit consists of one common share and one common share purchase warrant. One common share purchase warrant entitles the holder to purchase one common share at a price of $1.33 per share until May 17, 2010. We issued the 1,886,792 units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S promulgated under the 1933 Act.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended February 28, 2007.

Item 6.           Management’s Discussion and Analysis or Plan of Operation.

Company Overview

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties. We were previously engaged in mineral resource exploration. Because we have not discovered any economically viable mineral deposit on our mineral property, we decided to change the direction of our exploration activities to oil and gas sectors.

On May 29, 2007, we entered into the Lease Purchase and Sale Agreement with Fox Petroleum LLC, a Nevada company, to acquire 12 oil and gas leases in North Slope, Alaska. Upon completion of the transactions contemplated under this Lease Purchase and Sale Agreement, we intend to conduct an aggressive exploration and appraisal program on the leases acquired over the next two years. Please refer to the information under the heading “Description of Property” for a detailed description of our future property interests.

On June 8, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we entered into the Farm-In Agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited. Pursuant to the terms of the Farm-In Agreement, Granby Enterprises Limited and Atlantic Petroleum UK Limited agreed to farm-out and assign to us and we agreed to farm-in and acquire from them a total of 33.33% interests in two UK Petroleum Production Licenses. These licenses cover three blocks located in the UK North Sea. Please refer to the information under the heading “Description of Property” for more detailed description of our future property interests.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We intend to conduct an aggressive exploration and appraisal program on the 12 oil and gas leases to be acquired under the Lease Purchase and Sale Agreement with Fox Petroleum LLC over the next two years. Our starting point will be to collect and analyse the existing information available to us from the many geophysical surveys, well drilling and testing activities that have already taken place in or around the leases since serious exploration and appraisal commenced in the region.

Our primary aim is to model the geological structure surrounding and including the leases based on the direct and offset data available to us. This will involve a detailed analysis and re-interpretation of several key 2D seismic lines crossing over the leases. Currently we have identified 8 to 10 lines of seismic available in the public domain. Further seismic data, readily available at market cost of around $1000 per km, will be acquired through specialist seismic brokers operating on the North Slope. We are already in discussion with several licensed data brokers in the region.

In addition to this, it is likely to prove advantageous to re-process the available seismic data. Seismic data can be altered in many ways during the processing phase and techniques have improved beyond recognition over the course of the last decade. Since most of the data in this area is relatively old, a simple and cost-effective way of enhancing our understanding of the area is to reprocess the seismic data.

We are also considering the use of Electromagnetic and Gravity Survey processes to further assist us in defining the most likely whereabouts of hydrocarbons on the leases. The idea is to use Electromagnetic and Gravity Survey processes over prospects identified by seismic surveys as containing the right kind of rock structures for the accumulation of hydrocarbons. EM provides an independent measurement of the potential for hydrocarbons and could be used to select the prospects with greatest chance of success.

Pursuant to the Farm-In Agreement dated June 8, 2007, we will also spend approximately $1,800,000 dollars for the hi-density 2D seismic survey over the licenses located in the UK North Sea to be conducted in the third quarter of 2007 and we may have to spend approximately $4,000,000 dollars for drilling an exploration well under the agreement.

Because we entered into the Farm-In Agreement, we plan to obtain additional advance from EuroEnergy Growth Capital S.A. under our financing arrangement with EuroEnergy to fund our oil and gas exploration operations. Obtaining additional funds from EuroEnergy will result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Lease Acquisition Costs	$30,000
Operating Expenses
Exploration Costs	$2,400,000
Employee and Consultant Compensation	$300,000
Professional Fees	$100,000
General and Administrative Expenses	$75,0000
Total	$2,905,000

Exploration Costs

We estimate that our exploration costs on our future leases in North Slope, Alaska will be approximately $600,000 during the next twelve months, which will include modeling the geological structure surrounding and including the leases based on the direct and offset data available to us and re-processing the available seismic data and the use of Eletromagnetic and Gravity Survey process. We will also pay roughly $1,800,000 for a seismic survey on the UK North Sea licenses. Depending on the result of the seismic survey, we may then drill the prospect at a cost to us of $4,000,000.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $100,000. We estimate that our employee compensation expenses for the next twelve month period will be approximately $240,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next fiscal year to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $75,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies and office equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.

Capital Resources

As of February 28, 2007, we had cash of $119,051 and working capital of $48,609. Our net cash provided by financing activities during the year ended February 28, 2007 was $129,975. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

On October 3, 2006, our director, Alexander James Craven advanced $10,000 to our company as working capital and on December 20, 2006, advanced $19,975 to our company for a retainer to retain Clark Wilson LLP as our legal counsel.

On February 23, 2007, we entered into a subscription agreement for a private placement of 100,000 units at the price of $1.00 per unit for the total purchase price of $100,000. Each unit consists of one common share and one common share purchase warrant. One common share purchase warrant entitles the subscriber to purchase one additional common share at an exercise price of $1.25 per common share for a period of three years. We received the proceeds of $100,000 in February, 2007, but did not issue the units until June 1, 2007. We issued the 100,000 units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S promulgated under the 1933 Act.

On May 17, 2007 we entered into a share issuance agreement with EuroEnergy Growth Capital S.A. that will allow EuroEnergy to advance up to $8,000,000 to us in exchange for units of our company. The advances will be in minimum $100,000 increments, payable when we give notice under the terms of the agreement. The units will be issued at a price equal to 80% of the volume weighted average of the closing price of common share for the 10 banking days immediately preceding the date of the notice, as quoted on Yahoo! Finance. Each unit will consist of one common share and one common share purchase warrant. Each common share purchase warrant will entitle EuroEnergy to purchase an additional common share at an exercise price equal to 125% of the price of the units.

On May 17, 2007, we gave notice to EuroEnergy, for an advance of $2,000,000, pursuant to the share issuance agreement. As consideration for the cash advance, we issued to EuroEnergy 1,886,792 units at a determined price of $1.06 per unit. Each unit consists of one common share and one common share purchase warrant. One common share purchase warrant entitles the holder to purchase one common share at a price of $1.33 per share until May 17, 2010. We issued the 1,886,792 units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S promulgated under the 1933 Act.

Capital Expenditure Requirements

Except as disclosed otherwise, as of June 12, 2007, we do not have any material commitments for capital expenditures and our management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Under the Lease Purchase and Sale Agreement with Fox Petroleum LLC, we will acquire a combined 100% working interests in 12 state-issued oil and gas leases in Alaska’s North Slope hydrocarbon province subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. In consideration for the oil and gas leases, we agreed to issue 20,000,000 restricted common shares of our company to Fox Petroleum LLC or such other persons as Fox Petroleum LLC may direct in writing prior to the closing. We have the leases for 5 years and there are no work commitments. We are required to pay $1 per acre in the first year then increasing by $0.50 per annum up to $3 in the fifth year in order to maintain the leases. The leases comprise approximately 32,490 acres and lease date for all the leases is March 1, 2006.

Under the Farm-In Agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited, we are required to spend approximately $1,800,000 dollars for the hi-density 2D seismic survey to be conducted in the third quarter of 2007 and we may have to spend approximately $4,000,000 dollars for drilling an exploration well under the agreement.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates. The financial statements have, in our management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

We comply with Financial Accounting Standard Board Statement No. 7 and the Securities and Exchange Commission Exchange Act Guide 7 for its characterization of our company as pre-exploration stage.

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Development Stage Company

We comply with Financial Accounting Standard Board Statement No. 7 for our characterization of our company as a development stage company. We are devoting substantially all of our present efforts to establish a new business and none of our planned principal operations have commenced.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre. Royalties paid net of any tax credits received are netted with oil and gas sales.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitments to plan of action based on the then known facts. There have been no environmental expenses incurred by the Company.

Foreign Currency Translation

We use the United States of America dollar as our functional and reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the Statement of Financial Accounting No. 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the Comprehensive Income Account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of our company are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the Statement of Operations, if applicable.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is our management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

We use the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting No. 109 “Accounting for Income Taxes”. Under the assets and liability method of Statement of Financial Accounting No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

We report basic loss per share in accordance with the Statement of Financial Accounting No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided, as it would be anti-dilutive.

NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows; however, we are still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for our company. We do not believe that this FSP will have a material impact on our financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our financial statements issued in 2008. We are currently evaluating the impact that the adoption of SFAS No. 159 might have on our financial position or results of operations.

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

FOX PETROLEUM INC.

(formerly Nova Resources Inc.)

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

February 28, 2007 and 2006

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Fox Petroleum Inc.
(formerly Nova Resources, Inc.)
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Fox Petroleum Inc. (formerly Nova Resources, Inc.) (A Pre-exploration Stage Company) as of February 28, 2007 and 2006 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended February 28, 2007 and 2006 and the period from November 4, 2004 (Date of Inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Fox Petroleum Inc. as of February 28, 2007 and 2006 and the results of its operations and its cash flows for the years ended February 28, 2007 and 2006 and the period from November 4, 2004 (Date of Inception) to February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	“AMISANO HANSON”
May 24, 2007, except as to Note 8, which is as of June 8, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

FOX PETROLEUM INC.
(formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
BALANCE SHEETS
February 28, 2007 and 2006
(Stated in US Dollars)

	2007	2006

ASSETS

Current
Cash	$119,051	$17,714

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$40,467	$23,550
Due to related parties – Note 5	29,975	-

	70,442	23,550

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Notes 3 and 8
Authorized:
450,000,000 common shares, par value $0.001 per share
Issued and outstanding:
49,300,000 common shares (2006: 49,200,000 common shares)	49,300	49,200
Additional paid-in capital – Note 5	118,600	9,700
Deficit accumulated during the pre-exploration stage	(119,291)	(64,736)

	48,609	(5,836)

	$119,051	$17,714

Nature of Operations – Note 1
Commitments – Notes 3 and 8
Subsequent Events – Note 8

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended February 28, 2007 and 2006 and
for the period November 4, 2004 (Date of Inception) to February 28, 2007
(Stated in US Dollars)

			November 4,
			2004 (Date of
	Years ended		Inception) to
	February 28,		February 28,
	2007	2006	2007
Expenses
Accounting and audit fees	$15,520	$12,393	$33,513
Bank charges	156	261	638
Filing	2,977	2,931	6,108
Legal fees	9,094	16,230	28,124
Management fees – Note 5	16,000	6,000	24,000
Mineral property acquisition and exploration costs	5,000	5,000	17,000
Office and miscellaneous – Note 4	5,808	3,100	9,908

Net loss for the period	$(54,555)	$(45,915)	$(119,291)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	49,201,370	49,200,000

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended February 28, 2007 and 2006
and for the period November 4, 2004 (Date of Inception) to February 28, 2007
(Stated in US Dollars)

			November 4,
			2004 (Date of
	Years ended		Inception) to
	February 28,		February 28,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(54,555)	$(45,915)	$(119,291)
Donated services and rent	9,000	9,000	21,000
Change in non-cash working capital balance related to operations:
Accounts payable and accrued liabilities	16,917	15,150	40,467
Advances payable	-	(800)	-

Net cash used in operating activities	(28,638)	(22,565)	(57,824)

Financing Activities
Issuance of common shares	100,000	-	146,900
Advance from related parties	29,975	-	29,975

Net cash provided by financing activities	129,975	-	176,875

Increase (decrease) in cash during the period	101,337	(22,565)	119,051

Cash, beginning of period	17,714	40,279	-

Cash, end of period	$119,051	$17,714	$119,051

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(formerly Nova Resources Inc.)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to February 28, 2007
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	*Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.0001667	29,400,000	$29,400	$(24,500)	$-	$4,900
– at $0.0016667	19,200,000	19,200	12,800	-	32,000
– at $0.0166667	600,000	600	9,400	-	10,000
Donated services and rent	-	-	3,000	-	3,000
Net loss for the period	-	-	-	(18,821)	(18,821)

Balance, February 28, 2005	49,200,000	49,200	700	(18,821)	31,079

Donated services and rent	-	-	9,000	-	9,000
Net loss for the year	-	-	-	(45,915)	(45,915)

Balance, February 28, 2006	49,200,000	49,200	9,700	(64,736)	(5,836)

Capital stock issued for cash - at $1.00	100,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss for the period	-	-	-	(54,555)	(54,555)

Balance, August 31, 2006	49,300,000	$49,300	$118,600	$(119,291)	$48,609

* The common stock issued has been retroactively restated to reflect a forward split of 6 new shares for 1 old share, effective on January 11, 2007. The par value of common stock and additional paid-in capital has been retroactively restated to reflect this change.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2007 and 2006
(Stated in US Dollars)

Note 1	Nature of Operations

Organization

Fox Petroleum Inc. (formerly Nova Resources Inc.) (the “Company”) was incorporated on November 4, 2004, under the laws of the State of Nevada, USA. The Company is a public company whose common shares are listed for trading on the United States Over-the- Counter Bulletin Board.

The Company had acquired a mineral property located in the Northwest Territories, Canada and had not yet determined whether this property contains reserves that were economically recoverable. Subsequent to February 28, 2007, the Company changed the direction of its exploration activities from mineral properties to the acquisition, exploration, development and production of American and international oil and gas projects (Note 8).

Merger

By agreement dated January 11, 2007, a wholly-owned subsidiary of the Company, Fox Petroleum Inc., incorporated on January 9, 2007, under the laws of the State of Nevada, was merged into the Company for the sole purpose of changing the Company’s name. The Company became the surviving entity and changed its name from Nova Resources Inc. to Fox Petroleum Inc. to further reflect the Company’s anticipation of pursuing other business opportunities.

The Company’s year-end is February 28.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates. The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

Fox Petroleum Inc. (formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as a Development Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre. Royalties paid net of any tax credits received are netted with oil and gas sales.

Fox Petroleum Inc. (formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

i) completion of a feasibility study: or
ii) the Company’s commitments to a plan of action based on the then known facts.

There have been no environmental expenses incurred by the Company.

Foreign Currency Translation

The Company uses the United States of America dollar as its functional and reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting (“FAS”) No. 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the Comprehensive Income Account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the Statement of Operations, if applicable.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fox Petroleum Inc. (formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to FAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided, as it would be anti-dilutive.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Fox Petroleum Inc. (formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3	Capital Stock – Note 8

Commitments

Share Purchase Warrants

At February 28, 2007, there are 100,000 (2006: NIL) share purchase warrants outstanding entitling the holders thereof the right to acquire one common share for each warrant held at $1.25 per share until February 23, 2010. These warrants were issued in conjunction with the 100,000 common stock issued pursuant to the private placement of 100,000 units at $1 per unit.

A summary of changes in the Company’s warrants for the years ended February 28, 2007 and 2006 is presented below:

Fox Petroleum Inc. (formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 6

Note 3	Capital Stock – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning
of year	-	-	-	$-
Granted	100,000	$1.25	-	-

Outstanding, end of year	100,000	$1.25	-	$-

Note 4	Mineral Property

Tryme Claim

During the year ended February 28, 2007, the Company abandoned its interest in the Tryme claim.

Note 5	Related Party Transactions – Note 8

The President and director of the Company has provided management services and office premises at no charge. The fair value of these services has been recorded as additional paid-in capital as follows:

			November 4,
			2004 (Date of
	Years ended		Inception) to
	February 28,		February 28,
	2007	2006	2007

Management fees	$16,000	$6,000	$24,000
Rent	3,000	3,000	7,000

	$19,000	$9,000	$31,000

Included in accounts payable and accrued liabilities at February 28, 2007, is $10,000 (2006: $Nil) owed to a director of the Company for unpaid management fees.

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment. These amounts are due to the director of the Company and a company controlled by the director of the Company.

Fox Petroleum Inc. (formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 7

Note 6	Deferred Tax Assets

The significant components of the Company’s deferred tax assets are as follows:

	February 28,
	2007	2006

Deferred tax assets
Non-capital loss carry forward	$18,269	$8,184
Valuation allowance	(18,269)	(8,184)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

Note 7	Corporation Income Tax Losses

No provision for income taxes has been provided in these financial statements due to the net loss. At February 28, 2007, the Company has accumulated non-capital losses totaling $88,290, which is available to reduce taxable income in future taxation years. These losses expire beginning in 2025.

Note 8	Subsequent Events

a)	On April 17, 2007, the Company incorporated a wholly owned subsidiary, Fox Petroleum (Alaska) Inc., in the State of Alaska.

b)	On May 17, 2007, the Company:

	i)	Incorporated a wholly owned subsidiary, Fox Energy Exploration Limited, in England and Wales.

ii)

Entered into a share issuance agreement with a subscriber that will allow the subscriber to advance up to $8,000,000 to the Company in exchange for units of the Company. The units will be issued at a price equal to 80% of the volume weighted average of the closing price of common share for the 10 banking days immediately preceding the date of the notice. Each unit will consist of one common share of the Company and one common share purchase warrant. Each common share purchase warrant will entitle the subscriber the right to purchase one additional common share at an exercise price equal to 125% of the price of the units for a period of three years. On May 17, 2007 the Company received $2,000,000 and issued to the subscriber 1,886,792 common shares and warrants at $1.06 per unit. The share purchase warrants entitle the subscriber to purchase one additional common share at a price of $1.33 per share until May 17, 2010.

Fox Petroleum Inc. (formerly Nova Resources Inc.)
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 8

Note 8	Subsequent Events – (cont’d)

c)

By an agreement dated May 22, 2007, the Company engaged an independent analyst to provide continuing research coverage regarding the Company beginning May 22, 2007 until May 31, 2009. The Company is required to pay $5,000 before commencement of work and twenty-four installments of $1,750.

d)

On May 29, 2007, the Company entered into a Lease Purchase and Sale Agreement with a company to acquire a combined 100% working interest in 12 state-issued oil and gas leases in the north slope of Alaska subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. In consideration for the oil and gas leases the Company will issue 20,000,000 restricted common shares of the Company within five days of the assignment of the lease to the Company.

e)

Pursuant to a farm-in agreement dated June 8, 2007, the Company agreed to acquire a 33.33% interest in two UK petroleum production licenses (“Licenses”). The Licenses are located in the UK North Sea. As consideration for the Licenses, the Company agreed to fund 100% of the seismic costs and its 33.33% share of the License budget costs as agreed by the parties.

The Company may have the option to acquire an additional 26.67% interest in the License. The option is effective from completion of the transfer of the assigned interest to the Company and shall continue to be valid and exercisable until 28 days after receipt by the Company of the processed seismic data. To acquire the option, the Company shall pay an additional 46.67% of the dry-hole costs of an exploration well.

f)

By agreements dated in June 2007, the Company agreed to pay three directors of the Company a total amount of $20,000 per month on a month to month basis for consulting and employment services to the Company.

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.         Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer and our company’s Vice President, Finance.

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

Based upon that evaluation, our company's President and Chief Executive Officer and our company’s Vice President, Finance concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Vice President, Finance as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Richard Joseph Moore	President, Chief Executive Officer and Director	48	June 8, 2007
Alexander James Craven	Vice President, Finance, Secretary, Treasurer and Director	24	November 4, 2004
Richard Bullock	Chairman and Director	59	June 8, 2007

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Richard Joseph Moore, President, Chief Executive Officer and Director

Mr. Richard Joseph Moore has acted as our President and Chief Executive Officer since June 8, 2007. Mr. Moore is an oil and gas industry veteran with nearly 30 years experience across almost every aspect of the industry in both commercial and technical activities. In the last two years, Mr. Moore has been a consultant to the oil industry on new field development and has been a lecturer in Russian universities and academies, where he taught both business and personal career development, comparing the methods used by the Eastern and Western business communities. From 1998 to 2004, Mr. Moore worked with Chaparral Resources, Inc./KAZ Commertz Group. Mr. Moore held the position of Vice President-Finance and Chief Financial Officer of Chaparral Resources, Inc., a publicly listed company in the U.S., since November 2002. Mr. Moore also served as Finance Director for Closed Type JSC Karakudukmunay, an operating subsidiary of Chaparral Resources, Inc. from 1998 to 2003.

Alexander James Craven, Vice President, Finance, Secretary, Treasurer and Director

Mr. Alexander James Craven has acted as our Vice President, Finance since June 8, 2007 and Secretary, Treasurer and Director since our incorporation on November 4, 2004. Mr. Craven was our President and Chief Executive Officer from November 4, 2004 to June 8, 2007. From September 2001 to January 2002, Mr. Craven provided full-time marketing, website design and video conferencing services to ITCC, a private company in Batley, West Yorkshire, England. From February 2003 to September 2003, he was employed as a management accountant with Mahony Green and Co. Accountants based in Workshop, Nottinghamshire. From 1995 to 2002, Mr. Craven acted as a part-time accounting consultant to Swiss Financial Services Company, a Geneva based money management company. Mr. Craven studied the economics at the University of Sheffield in England and is currently a candidate for the prestigious institute of Chartered Financial Analysts.

Richard Bullock, Chairman and Director

Mr. Richard Bullock has acted as our Chairman and Director since June 8, 2007. Mr. Bullock has been an independently employed investment consultant during the last 5 years. Mr. Bullock specializes in the management of start-up and development stage ventures as well as investment valuation. His career as an independent business consultant spans more than 25 years, and includes the supervision of drilling, exploration, and production programs for resource-based companies.

Mr. Bullock’s public company management involvements include the development and execution of annual and quarterly financial Statements, prospectuses, asset acquisitions, and share issuance. Mr. Bullock has also managed the listing and/or regulatory administration of approximately 30 public companies.

Mr. Bullock has been a director of Yellowcat Uranium PLC since August, 2006. Yellowcat Uranium PLC has been a reporting issuer in the United Kingdom since February, 2007. Over the past two decades, Mr. Bullock’s executive activities have included serving as director and senior officer for a number of private corporations in Canada, the USA, and internationally. Other roles involved acquisition and merger implementation, as well as all aspects of contract negotiation, development and enforcement.

Mr. Bullock has lectured at both the Ryerson Polytechnical Institute and Centennial College in Toronto, Canada, and is published by various government departments.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this current report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committees can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended February 28, 2007, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Alexander James Craven	1(1)	1	1(1)

(1)	As of June 13, 2007, Mr. Craven did not file a Form 3 - Initial Statement of Beneficial Ownership of Securities.

Item 10.         Executive Compensation.

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended February 28, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended February 28, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensati on ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Richard Joseph Moore(1) President and Chief Executive Officer	2007 2006	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Alexander James Craven Vice President, Finance, Secretary and Treasurer	2007 2006	16,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Moore became our President and Chief Executive Officer on June 8, 2007.

No executive officer of our company received annual salary and bonus in excess of $100,000 for our company's prior fiscal year ended February 28, 2007.

Employment Contracts and Termination of Employment Arrangements

On June 11, 2007, we entered into an employment agreement with Richard Joseph Moore, pursuant to which Mr. Moore will serve as our President and Chief Executive Officer. Mr. Moore is required to work a minimum of three days per week for us. In consideration for Mr. Moore’s services, we will pay him a salary of $12,000 per month. We will also reimburse Mr. Moore for all reasonable traveling and other expenses incurred by him in connection with his services to us. In addition, Mr. Moore is entitled to a minimum annual vacation of four weeks. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

Since January 2007, Alexander James Craven, our Vice President, Finance, has received a salary of $5,000 per month. On June 12, 2007, Mr. Craven entered into a consulting agreement with us, pursuant to which we will pay Mr. Craven $5,000 per month and all reasonable travelling and other expenses incurred by him in connection with his duties to us. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

On June 12, 2007, Richard Bullock, our Chairman and Director, entered into a consulting agreement with us, pursuant to which we will pay Mr. Bullock $3,000 per month and all reasonable travelling and other expenses actually and properly incurred by him in connection with his duties. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

Stock Option Plan

Currently, our company does not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

Our company did not grant any options or stock appreciation rights during our fiscal year ended February 28, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended February 28, 2007 by any officer or director of our company.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director during our fiscal year ended February 28, 2007.

We have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

The following table sets forth, as of June 12, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Richard Joseph Moore President and Chief Executive Officer and Director 1115 Finchley Road London, England NW11 0QD	Common Stock	6,000,000(2)	11.72%(2)

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Alexander James Craven Vice President, Finance, Secretary, Treasurer and Director 64 Knightsbridge London, England SW1X 7JF	Common Stock	9,000,000(2)	17.58%(2)
Richard Bullock Chairman and Director 2 Firview Place Port Moody, British Columbia, Canada V3H 5H6	Common Stock	Nil(3)	Nil(3)
Directors and Executive Officers as a Group (3 persons)	Common Stock	15,000,000	29.30%

(1)

Based on 51,186,792 shares of common stock issued and outstanding as of June 12, 2007. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Mr. Richard Joseph Moore purchased 6,000,000 restricted common shares out of 15,000,000 shares held by Mr. Alexander James Craven on June 11, 2007. Pursuant to an escrow agreement to which Mr. Craven and Mr. Moore have entered, 6,000,000 restricted common shares are to be held by an escrow agent, Clark Wilson LLP. Subject to certain adjustments, the escrow agent will release 500,000 shares of common stock to Mr. Moore every three month starting July 20, 2007.

(3)

Mr. Richard Bullock is a 100% owner of Fox Petroleum LLC. Upon the completion of the transactions contemplated under the Lease Purchase and Sale Agreement dated May 29, 2007, we will issue 20,000,000 restricted common shares to Fox Petroleum LLC.

Item 12.         Certain Relationships and Related Transactions, and Director Independence.

During the last two years and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which our company was or is a party, or in any proposed transaction to which our company proposes to be a party:

(a) any director or officer of our company;

(b) any proposed director of officer of our company;

(c) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(d) any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On October 3, 2006, our director, Alexander James Craven advanced $10,000 to our company as working capital and on December 20, 2006, advanced $19,975 to our company for a retainer to retain Clark Wilson LLP as our legal counsel.

On June 11, 2007, we entered into an employment agreement with Richard Joseph Moore, pursuant to which Mr. Moore will serve as our President and Chief Executive Officer. Mr. Moore is required to work a minimum of three days per week for us. In consideration for Mr. Moore’s services, we will pay him a salary of $12,000 per month. We will also reimburse Mr. Moore for all reasonable traveling and other expenses incurred by him in connection with his services to us. In addition, Mr. Moore is entitled to a minimum annual vacation of four weeks. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

On June 8, 2007, Alex Craven, Richard Joseph Moore, our company, and Clark Wilson LLP entered into an escrow agreement in which Mr. Craven and Mr. Moore have agreed that 6,000,000 restricted shares of our common stock sold by Mr. Craven to Mr. Moore are to be held by an escrow agent, Clark Wilson LLP. Subject to certain adjustments, the escrow agent will release 500,000 shares of common stock to Mr. Moore every three month starting July 20, 2007.

Since January 2007, Alexander James Craven, our Vice President, Finance, has received a salary of $5,000 per month. On June 12, 2007, Mr. Craven entered into a consulting agreement with us, pursuant to which we will pay Mr. Craven $5,000 per month and all reasonable travelling and other expenses incurred by him in connection with his duties to us. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

On June 12, 2007, Richard Bullock, our Chairman and Director, entered into a consulting agreement with us, pursuant to which we will pay Mr. Bullock $3,000 per month and all reasonable travelling and other expenses actually and properly incurred by him in connection with his duties. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

Our directors are not independent. Alexander James Craven and Richard Joseph Moore are executive officers of our company and Richard Bullock is a 100% owner of Fox Petroleum LLC from which we will acquire oil and gas leases in consideration for 20,000,000 restricted common shares of our company under the Lease Purchase and Sale Agreement dated May 29, 2007. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rule of National Association of Securities Dealers.

Item 13.         Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
No.

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form Sb-2 filed August 19, 2005)

3.2	By-laws (incorporated by reference from our registration statement on Form SB-2 filed August 19, 2005)

3.3

Certificate of change filed with the Secretary of State of Nevada on January 2, 2007 and which is effective on January 11, 2007 (incorporated by reference from our current report on Form 8- K filed on January 12, 2007)

3.4	Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (incorporated by reference from our current report on Form 8-K filed on February 7, 2007)

(10)	Material Contracts

10.1	Mineral Property Purchase Agreement dated January 25, 2005 (incorporated by reference from our registration statement on Form SB-2 filed August 19, 2005)

10.2	Private Placement Subscription Agreement dated February 23, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)

10.3	Lease Purchase and Sale Agreement dated May 29, 2007 ((incorporated by reference from our current report on Form 8-K filed on May 31, 2007)

10.4	Share Issuance Agreement date May 17, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)

10.5*	Farm-In Agreement dated June 7, 2007

10.6*	Employment Agreement dated June 11, 2007

10.7*	Escrow Agreement dated June 8, 2007

10.8*	Consulting Agreement dated June 8, 2007

10.9*	Consulting Agreement dated June 8, 2007

10.10*	Share Purchase Agreement dated June 8, 2007

(21)	Subsidiaries

21.1	Fox Petroleum (Alaska) Inc., incorporated in Alaska

21.2	Fox Energy Exploration Limited, incorporated in England and Wales

(31)	Section 302 Certification

31.1*	Section 302 Certification of Richard Joseph Moore

31.2*	Section 302 Certification of Alexander James Craven

(32)	Section 906 Certification

32.1*	Section 906 Certification of Richard Joseph Moore and Alexander James Craven

*Filed herewith

Item 14.         Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Amisano Hanson, Chartered Accountants, for professional services rendered for the audit of our annual financial statements for review and of our quarterly interim financial statements and in connection with statutory and regulatory filings were $15,277 for the fiscal year ended February 28, 2007 and $11,646 for the fiscal year ended February 28, 2006. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Tax Fees

For the fiscal years ended February 28, 2007 and 2006, Amisano Hanson, Chartered Accountants billed $nil and $nil, respectively, for fees for tax compliance, tax advice and tax planning services.

We do not use Amisano Hanson, Chartered Accountants for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Amisano Hanson, Chartered Accountants to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Amisano Hanson, Chartered Accountants is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Amisano Hanson, Chartered Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Amisano Hanson, Chartered Accountants’ independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX PETROLEUM INC.

/s/ Richard Joseph Moore
By: Richard Joseph Moore, President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: June 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Joseph Moore
By: Richard Joseph Moore, President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: June 13, 2007

/s/ Alexander James Craven
By: Alexander James Craven, Vice President, Finance, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: June 13, 2007