Form 10QSB
period 2007-05-31
FOX PETROLEUM INC.
filed 2007-07-23
CIK 1326252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 333-125695

FOX PETROLEUM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
64 Knightsbridge, London SW1X 7JF, England
(Address of principal executive offices)
44-207-590-9630
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

51,186,792 shares of common stock issued and outstanding as of July 20, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the interim consolidated financial statements for the quarter ended May 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

FOX PETROLEUM INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

(Stated in US Dollars)

(Unaudited)

FOX PETROLEUM INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

May 31, 2007 and February 28, 2007

(Stated in US Dollars)

(Unaudited)

		May 31,	February 28,
ASSETS		2007	2007

Current
Cash		$1,684,968	$119,051
Prepaid expenses		358,838	-

		$2,043,806	$119,051

LIABILITIES

Current
Accounts payable and accrued liabilities		$53,102	$40,467
Due to related parties – Note 4		29,975	29,975

		83,077	70,442

STOCKHOLDERS’ EQUITY

Capital stock – Notes 3 and 5
Authorized:
450,000,000	common shares, par value $0.001 per share
Issued and outstanding:
51,186,792	common shares (February 28, 2007: 49,300,000 common shares)	51,187	49,300
Additional paid-in capital – Note 4		2,116,713	118,600
Deficit accumulated during the pre-exploration stage		(207,171)	(119,291)

		1,960,729	48,609

		$2,043,806	$119,051

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended May 31, 2007 and 2006 and

for the period November 4, 2004 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

(Unaudited)

			November 4,
			2004 (Date of
	Three months ended		Inception) to
	May31,		May 31,
	2007	2006	2007

Interest income	$214	$-	$214

Expenses
Accounting and audit fees	5,576	2,477	39,089
Advertising and public relations	8,312	-	8,312
Bank charges	682	20	1,320
Filing and transfer agent	700	562	6,808
Legal fees	11,451	-	39,575
Management fees – Note 4	27,000	1,500	51,000
Mineral property acquisition and exploration costs	2,335	-	19,335
Office and miscellaneous – Note 4	22,542	1,945	32,450
Travel	9,496	-	9,496

	(88,094)	(6,504)	(207,385)

Net loss for the period	$(87,880)	$(6,504)	$(207,171)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	50,783,587	32,918,793

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended May 31, 2007 and 2006 and

for the period November 4, 2004 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

(Unaudited)

			November 4,
			2004 (Date of
	Three months ended		Inception) to
	May 31,		May 31,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(87,880)	$(6,504)	$(207,171)
Add item not affecting cash:
Donated services and rent	-	2,250	21,000
Change in non-cash working capital balance related to operations:
Prepaid expenses	(358,838)	-	(358,838)
Accounts payable and accrued liabilities	12,635	1,291	53,102

Net cash used in operating activities	(434,083)	(2,963)	(491,907)

Financing Activities
Issuance of common shares	2,000,000	-	2,146,900
Advance from related parties	-	-	29,975

Net cash provided by financing activities	2,000,000	-	2,176,875

Increase (decrease) in cash during the period	1,565,917	(2,963)	1,684,968

Cash, beginning of period	119,051	17,714	-

Cash, end of period	$1,684,968	$14,751	$1,684,968

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 4, 2004 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	*Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.0001667	29,400,000	$29,400	$(24,500)	$-	$4,900
– at $0.0016667	19,200,000	19,200	12,800	-	32,000
– at $0.0166667	600,000	600	9,400	-	10,000
Donated services and rent	-	-	3,000	-	3,000
Net loss for the period	-	-	-	(18,821)	(18,821)

Balance, February 28, 2005	49,200,000	49,200	700	(18,821)	31,079
Donated services and rent	-	-	9,000	-	9,000
Net loss for the year	-	-	-	(45,915)	(45,915)

Balance, February 28, 2006	49,200,000	49,200	9,700	(64,736)	(5,836)
Capital stock issued for cash – at $1.00	100,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss for the year	-	-	-	(54,555)	(54,555)

Balance, February 28, 2007	49,300,000	49,300	118,600	(119,291)	48,609
Capital stock issued for cash - at $1.06	1,886,792	1,887	1,998,113	-	2,000,000
Net loss for the period	-	-	-	(87,880)	(87,880)

Balance, May 31, 2007	51,186,792	$51,187	$2,116,713	$(207,171)	$1,960,729

*

The common stock issued has been retroactively restated to reflect a forward split of 6 new shares for 1 old share, effective on January 11, 2007. The par value of common stock and additional paid-in capital has been retroactively restated to reflect this change.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Consolidated Financial Statements

While the information presented in the accompanying three months to May 31, 2007 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s February 28, 2007 financial statements.

Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ending February 28, 2008.

Note 2	Additional Significant Accounting Policy

Principles of Consolidation

These consolidated financial statements include the accounts of Fox Energy Exploration Limited, a wholly-owned inactive subsidiary incorporated in England and Wales on May 17, 2007. All significant inter-company transactions land balances have been eliminated.

Note 3	Oil and Gas Lease – Note 7

On May 29, 2007, the Company entered into a Lease Purchase and Sale Agreement with a company to acquire a combined 100% working interest in 12 state-issued oil and gas leases in the north slope of Alaska subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. In consideration for the oil and gas leases the Company will issue 20,000,000 restricted common shares of the Company within five days of the assignment of the lease to the Company. At May 31, 2007, the lease had not been assigned.

Fox Petroleum Inc.

(formerly Nova Resources Inc.)

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

May 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 4	Related Party Transactions – Note 7

The officers of the Company provide management services to the Company as follows:

			November 4,
			2004 (Date of
	Three months		Inception) to
	ended May 31,		May 31,
	2007	2006	2007

Management fees	$27,000	$1,500	$51,000
Office and miscellaneous	-	750	7,000

	$27,000	$2,250	$58,000

Included in these amounts is the fair value of services and office premises provided by an officer during the period ended May 31, 2006.

Included in accounts payable and accrued liabilities at May 31, 2007, is $6,000 (February 28, 2007: $10,000) owed to a director of the Company for unpaid management fees.

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment. These amounts are due to the director of the Company and a company controlled by the director of the Company.

Note 5	Capital Stock – Note 3

Commitments

a)

On May 17, 2007, the Company entered into a share issuance agreement with a subscriber that will allow the subscriber to advance up to $8,000,000 to the Company in exchange for units of the Company. The units will be issued at a price equal to 80% of the volume weighted average of the closing price of common share for the 10 banking days immediately preceding the date of the notice. Each unit will consist of one common share of the Company and one common share purchase warrant. Each common share purchase warrant will entitle the subscriber the right to purchase one additional common share at an exercise price equal to 125% of the price of the units for a period of three years. On May 17, 2007 the Company received $2,000,000 and issued to the subscriber 1,886,792 common shares and warrants at $1.06 per unit. The share purchase warrants entitle the subscriber to purchase one additional common share at a price of $1.33 per share until May 17, 2010.

Fox Petroleum Inc.

(formerly Nova Resources Inc.)

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

May 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 5	Capital Stock – Note 3 – (cont’d)

Commitments – (cont’d)

b)	Share Purchase Warrants

At May 31, 2007, there are 1,986,792 share purchase warrants outstanding entitling the holders thereof the right to acquire one common share for each warrant held at $1.33 per share until May 17, 2010 as to 1,886,792 warrants, and at $1.25 per share until February 23, 2010, as to 100,000 warrants.

The summary of the changes in the Company’s warrants for the period ended May 31, 2007 and 2006 is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of the year	100,000	$1.25	-	$ -
Granted	1,886,792	$1.33	-	-

Outstanding, end of period	1,986,792	$1.33	-	$ -

Note 6	Commitments – Notes 3 and 5

By an agreement dated May 22, 2007, the Company engaged an independent analyst to provide continuing research coverage regarding the Company beginning May 22, 2007 until May 31, 2009. The Company is required to pay $5,000 before commencement of work and twenty-four installments of $1,750.

Note 7	Subsequent Events

a)

Pursuant to a farm-in agreement dated June 8, 2007, the Company agreed to acquire a 33.33% interest in two UK petroleum production licenses (“Licenses”). The Licenses are located in the UK North Sea. As consideration for the Licenses, the Company agreed to fund 100% of the seismic costs and its 33.33% share of the License budget costs as agreed by the parties.

Fox Petroleum Inc.

(formerly Nova Resources Inc.)

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

May 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 7	Subsequent Events – (cont’d)

a)	– (cont’d)

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

b)

By agreements dated in June 2007, the Company agreed to pay three directors of the Company agreed to pay three directors of the Company a total amount of $20,000 per month on a month to month basis for consulting and employment services to the Company.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this quarterly report. In particular, this quarterly report contains forward-looking statements pertaining to the following:

•	the quantity of potential natural gas and petroleum reserves;
•	potential natural gas and crude oil production levels;
•	capital expenditure programs;
•	projections of market prices and costs;
•	supply and demand for natural gas and crude oil;
•	expectations regarding our ability to raise capital and to continually add to reserves through acquisitions and development; and
•	treatment under governmental regulatory regimes and tax laws.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks, such as

•	our ability to establish or find reserves;
•	volatility in market prices for natural gas and crude oil;
•	liabilities inherent in natural gas and crude oil operations;
•	uncertainties associated with estimating natural gas reserves and crude oil;
•	competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;
•	political instability or changes of laws in the countries in which we operate and risks of terrorist attacks;
•	incorrect assessments of the value of acquisitions;
•	geological, technical, drilling and processing problems;
•

the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and

•	other factors discussed under the section entitled “Risk Factors” commencing on page 23 of this quarterly

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” refer to Fox Petroleum Inc. and/or our wholly owned subsidiaries, Fox Petroleum (Alaska) Inc. and Fox Energy Exploration Limited, as the case may be.

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

On June 8, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we entered into the Farm-In Agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited. Pursuant to the terms of the Farm-In Agreement, Granby Enterprises Limited and Atlantic Petroleum UK Limited agreed to farm-out and assign to us and we agreed to farm-in and acquire from them a total of 33.33% interests in two UK Petroleum Production Licenses. These blocks were merged into one single license which is located in the UK North Sea.

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

Our primary aim is to model the geological structure surrounding and including the leases based on the direct and offset data available to us. This will involve a detailed analysis and re-interpretation of several key 2D seismic lines crossing over the leases. Currently we have identified 8 to 10 lines of seismic available in the public domain. Further seismic data, readily available at market cost of around $1,000 per km, will be acquired through specialist seismic brokers operating on the North Slope. We are already in discussion with several licensed data brokers in the region.

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

We are also considering the use of Electromagnetic and Gravity Survey processes to further assist us in defining the most likely whereabouts of hydrocarbons on the leases. The idea is to use Electromagnetic and Gravity Survey processes over prospects identified by seismic surveys as containing the right kind of rock structures for the accumulation of hydrocarbons. Electromagnetic and Gravity Survey processes provide an independent measurement of the potential for hydrocarbons and could be used to select the prospects with greatest chance of success.

Pursuant to the Farm-In Agreement dated June 8, 2007, we will also spend approximately $1,800,000 dollars for the hi-density 2D seismic survey over the licenses located in the UK North Sea to be conducted in the third quarter of 2007 and we may have to spend approximately $4,000,000 dollars for drilling an exploration well under the agreement.

Because we entered into the Farm-In Agreement, we plan to obtain additional advance from EuroEnergy Growth Capital S.A. under our financing arrangement with EuroEnergy to fund our oil and gas exploration operations. Obtaining additional funds from EuroEnergy will result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his or her investment in our common stock. Further, we may continue to be unprofitable.

We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Lease Acquisition Costs	$30,000
Operating Expenses
Exploration Costs	$2,400,000
Employee and Consultant Compensation	$340,000
Professional Fees	$100,000
General and Administrative Expenses	$75,000
Total	$2,945,000

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

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next twelve month period to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $75,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies and office equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our future property interests.

Capital Resources

As of May 31, 2007, we had cash of $1,684,968 and working capital of $1,960,729, compared to cash of $119,051 and working capital of $48,609 as of February 28, 2007. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

On October 3, 2006, our director, Alexander James Craven advanced $10,000 to our company as working capital and on December 20, 2006, advanced $19,975 to our company for a retainer to retain Clark Wilson LLP as our legal counsel.

On February 23, 2007, we entered into a subscription agreement for a private placement of 100,000 units at the price of $1.00 per unit for the total purchase price of $100,000. Each unit consists of one common share and one common share purchase warrant. One common share purchase warrant entitles the subscriber to purchase one additional common share at an exercise price of $1.25 per common share for a period of three years. We received the proceeds of $100,000 in February 2007, but did not issue the units until June 1, 2007. We issued the 100,000 units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S promulgated under the 1933 Act.

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

Capital Expenditure Requirements

Except as disclosed otherwise, as of July 23, 2007, we do not have any material commitments for capital expenditures and our management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

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

RISK FACTORS

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

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

Even if we are able to establish any oil or gas reserves on our properties, our ability to produce and market oil and gas is affected and also may be harmed by:

•	inadequate pipeline transmission facilities or carrying capacity;
•	government regulation of natural gas and oil production;
•	government transportation, tax and energy policies;
•	changes in supply and demand; and
•	general economic conditions.

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

We currently have two executive officers and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties. Future cash flows and the availability of financing will be subject to a number of variables, such as:

•	the success of our planned projects in Alaska’s North Slope and UK North Sea;
•	success in locating and producing reserves; and

•	prices of natural gas and oil.

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

Additional debt financing could lead to:

•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;
•	being more vulnerable to competitive pressures and economic downturns; and
•	restrictions on our operations.

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

The business of oil and gas exploration and development is subject to substantial regulation under federal, state, local and foreign laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to our oil and gas properties and the oil and gas industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

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

The geographic concentration of all of our future properties in North Slope, Alaska and UK North Sea subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our future leasehold interests in North Slope, Alaska and future farm-in interests in UK North Sea means that our future properties could be affected by the same event should the regions experience:

•	severe weather;
•	delays or decreases in production, the availability of equipment, facilities or services;
•	delays or decreases in the availability of capacity to transport, gather or process production; or
•	changes in the regulatory environment.

The oil and gas exploration and production industry is historically a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

•	weather conditions in the United States and wherever our property interests are located;
•	economic conditions, including demand for petroleum-based products, in the United States and the rest of the world;
•	actions by OPEC, the Organization of Petroleum Exporting Countries;
•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations, both domestic and foreign;
•	domestic and foreign tax policy;
•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
•	the price of foreign imports of oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	the overall supply and demand for oil and gas; and
•	the availability of alternate fuel sources.

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

•	the timing and amount of capital expenditures;
•	the operator's expertise and financial resources;
•	approval of other participants in drilling wells;
•	selection of technology;
•	the rate of production of the reserves; and
•	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

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

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

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

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (“NASD”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our By-laws provide the indemnification of our directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him or her, including an amount paid to settle an action or satisfy a judgment in active criminal or administrative action or proceeding to which he or she is made a party by reason of his or her being or having been one of our directors. Our By-laws also provide that we may indemnify our officers against all costs, charges and expenses incurred by him or them and resulting from his or her acting as an officer of our company.

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

Because our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our directors and officers.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer and our company’s Vice President, Finance.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We have not engaged in any unregistered sales of our equity securities in the fiscal quarter ended May 31, 2007, which previously have not been disclosed in our current report on Form 8-K.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No. Description

(3)  Articles of Incorporation and By-laws

3.1  Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on August 19, 2005)

3.2  By-laws (incorporated by reference from our registration statement on Form SB-2 filed on August 19, 2005)

3.3  Certificate of change filed with the Secretary of State of Nevada on January 2, 2007 and which is effective on January 11, 2007 (incorporated by reference from our current report on Form 8-K filed on January 12, 2007)

3.4  Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (incorporated by reference from our current report on Form 8-K filed on February 7, 2007)

(10)  Material Contracts

10.1  Mineral Property Purchase Agreement dated January 25, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on August 19, 2005)

10.2  Private Placement Subscription Agreement dated February 23, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)

10.3  Lease Purchase and Sale Agreement dated May 29, 2007 ((incorporated by reference from our current report on Form 8-K filed on May 31, 2007)

10.4  Share Issuance Agreement dated May 17, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)

10.5  Farm-In Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)

10.6  Employment Agreement dated June 11, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)

10.7  Escrow Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)

10.8  Consulting Agreement dated June 12, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)

10.9  Consulting Agreement dated June 12, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)

(21)  Subsidiaries

21.1  Fox Petroleum (Alaska) Inc., incorporated in Alaska

21.2  Fox Energy Exploration Limited, incorporated in England and Wales

(31)  Section 302 Certification

31.1*  Section 302 Certification of Richard Joseph Moore

31.2*  Section 302 Certification of Alexander James Craven

(32)  Section 906 Certification

32.1*  Section 906 Certification of Richard Joseph Moore

32.2*  Section 906 Certification of Alexander James Craven

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX PETROLEUM INC.

/s/ Richard Joseph Moore

By: Richard Joseph Moore, President, Chief Executive Officer and Director

(Principal Executive Officer)

Dated: July 23, 2007

/s/ Alexander James Craven

By: Alexander James Craven, Vice President, Finance, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Dated: July 23, 2007