Form 10QSB
period 2007-08-31
FOX PETROLEUM INC.
filed 2007-10-22
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________to _____________

Commission file number 000-52721

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 71,967,271 shares of common stock issued and outstanding as of October 18, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the interim consolidated financial statements for the quarter ended August 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

FOX PETROLEUM INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in US Dollars)

(Unaudited)

FOX PETROLEUM INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2007 and February 28, 2007
(Stated in US Dollars)
(Unaudited)

	August 31,	February 28,
	2007	2007
ASSETS
Current
Cash	$568,978	$119,051
Cash - restricted	20,000	-
Prepaid expenses	299,239	-

	888,217	119,051
Oil and Gas Interests – Notes 4 and 9	1,001,702	-

	$1,889,919	$119,051

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$533,736	$40,467
Due to related party – Note 5	29,975	29,975

	563,711	70,442

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4 and 6
Authorized:
450,000,000 common shares, par value $0.001 per share
Issued and outstanding:
71,342,072 common shares (February 28, 2007: 49,300,000
common shares)	71,342	49,300
Additional paid-in capital	3,348,260	118,600
Share subscriptions – Note 6	950,000	-
Deficit accumulated during the pre-exploration stage	(3,043,394)	(119,291)

	1,326,208	48,609

	$1,889,919	$119,051

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended August 31, 2007 and 2006 and for the period November 4, 2004 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

					November 4,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	August31,		August 31		August 31,
	2007	2006	2007	2006	2007

Revenue
Interest income	$6,974	$-	$7,188	$-	$7,188

Expenses:
Accounting and audit fees	29,536	4,293	35,112	6,770	68,625
Advertising and public relations	755,463	-	763,775	-	763,775
Bank charges	2,363	47	3,045	67	3,683
Consulting fees – Note 5	24,000	-	39,000	-	39,000
Filing and transfer agent	1,318	643	2,018	1,205	8,126
Legal fees	42,307	-	53,758	-	81,882
Management fees – Note 5	36,000	1,500	72,000	3,000	96,000
Mineral property acquisition and
exploration costs	1,862,618	5,000	1,864,953	5,000	1,881,953
Office and miscellaneous – Note 5	27,415	750	49,957	2,695	59,865
Travel and entertainment	38,177	-	47,673	-	47,673

	2,819,197	12,223	2,931,291	18,737	3,050,582

Net loss for the period	$(2,812,223)	$(12,223)	$(2,924,103)	$(18,737)	$(3,043,394)

Basic and diluted loss per share	$(0.05)	$(0.00)	$(0.06)	$(0.00)

Weighted average number of shares
outstanding	54,499,984	49,200,000	51,899,992	49,200,000

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2007 and 2006 and
for the period November 4, 2004 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

			November 4,
			2004 (Date of
	Six months ended		Inception) to
	August 31,		August 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(2,924,103)	$(18,737)	$(3,043,394)
Donated services and rent	-	4,500	21,000
Change in non-cash working capital balances
related to operations:
Prepaid expenses	(299,239)	-	(299,239)
Accounts payable and accrued liabilities	493,269	4,851	533,736

Net cash used in operating activities	(2,730,073)	(9,386)	(2,787,897)

Financing Activities
Issuance of common shares	2,250,000	-	2,396,900
Share subscriptions	950,000	-	950,000
Advance from related parties	-	-	29,975

Net cash provided by financing activities	3,200,000	-	3,376,875

Increase (decrease) in cash and restricted cash during	469,927	(9,386)	588,978
the period

Cash, beginning of period	119,051	17,714	-

Cash and restricted cash, end of period	$588,978	$8,328	$588,978

Non-cash transaction – Note 8

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	*Common Shares		Paid-in	Share	Pre-exploration
	Number	Par Value	Capital	Subscriptions	Stage	Total

Capital stock issued for cash – at $0.0001667	29,400,000	$29,400	$(24,500)	$-	$-	$4,900
– at $0.0016667	19,200,000	19,200	12,800	-	-	32,000
– at $0.0166667	600,000	600	9,400	-	-	10,000
Donated services and rent	-	-	3,000	-	-	3,000
Net loss for the period	-	-	-	-	(18,821)	(18,821)

Balance, February 28, 2005	49,200,000	49,200	700	-	(18,821)	31,079
Donated services and rent	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	(45,915)	(45,915)

Balance, February 28, 2006	49,200,000	49,200	9,700	-	(64,736)	(5,836)
Capital stock issued for cash – at $1.00	100,000	100	99,900	-	-	100,000
Donated services and rent	-	-	9,000	-	-	9,000
Net loss for the period	-	-	-	-	(54,555)	(54,555)

Balance, February 28, 2007	49,300,000	49,300	118,600	-	(119,291)	48,609
Capital stock issued for cash – at $1.06	1,886,792	1,887	1,998,113	-	-	2,000,000
– at $1.61	155,280	155	249,845	-	-	250,000
Capital stock issued for oil and gas interests	20,000,000	20,000	981,702	-	-	1,001,702
Share subscriptions	-	-	-	950,000	-	950,000
Net loss for the period	-	-	-	-	(2,924,103)	(2,924,103)

Balance, August 31, 2007	71,342,072	$71,342	$3,348,260	$950,000	$(3,043,394)	$1,326,208

*

The common stock issued has been retroactively restated to reflect a forward split of 6 new shares for 1 old share, effective on January 11, 2007. The par value of common stock and additional paid-in capital has been retroactively restated to reflect this change.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying six months to August 31, 2007 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s February 28, 2007 financial statements.

Operating results for the six months ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ending February 28, 2008.

Note 2	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on November 4, 2004 and is in the pre-exploration stage. The Company has acquired a mineral property located in the Northwest Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $3,043,394 since its inception, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Fox Petroleum Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Additional Significant Accounting Policy

Principles of Consolidation

These consolidated financial statements include the accounts of Fox Energy Exploration Limited, a wholly owned inactive subsidiary incorporated in England and Wales on May 17, 2007 and Fox Petroleum (Alaska) Inc., a wholly owned inactive subsidiary incorporated in Alaska, U.S.A. on April 18, 2007. All significant inter-company transactions and balances have been eliminated.

Note 4	Oil and Gas Interests – Note 9

On May 29, 2007, the Company entered into a Lease Purchase and Sale Agreement with a company to acquire a combined 100% working interest in 12 state-issued oil and gas leases in the north slope of Alaska subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. In consideration for the oil and gas leases, the Company issued 20,000,000 restricted common shares of the Company valued at $1,001,762, the transferors historical cost. The valuation is based the SEC Staff Accounting Bulletin, Topic 5, G.

Pursuant to a farm-in agreement dated June 8, 2007, the Company agreed to acquire a 33.33% interest in two UK petroleum production licenses (“Licenses”). The Licenses are located in the UK North Sea. As consideration for the Licenses, the Company agreed to fund 100% of the seismic costs and its 33.33% share of the License budget costs as agreed by the parties. The Company also has the option to acquire an additional 26.67% interest in the Licenses. The option is effective from completion of the transfer of the assigned interest to the Company and shall continue to be valid and exercisable until 28 days after receipt by the Company of the processed seismic data. To acquire the option, the Company shall pay an additional 46.67% of the dry-hole costs of an exploration well.

Note 5	Related Party Transactions

The officers of the Company provide consulting and management services to the Company as follows:

					November 4,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	August 31,		August 31,		August 31,
	2007	2006	2007	2006	2007

Consulting fees	$24,000	$-	$39,000	$-	$39,000
Management fees	36,000	1,500	72,000	3,000	96,000
Office and miscellaneous	-	750	-	1,500	7,000

	$60,000	$2,250	$111,000	$4,500	$142,000

Included in these amounts is the fair value of services and office premises provided by an officer during the six month period ended August 31, 2006.

Fox Petroleum Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 3

Note 5	Related Party Transactions - (cont’d)

Included in accounts payable and accrued liabilities at August 31, 2007, is $5,000 (February 28, 2007: $10,000) owed to a director of the Company for unpaid management fees and $1,392 (February 28, 2007: $Nil) paid by the directors for travel and telephone expenses.

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment. These amounts are due to the director of the Company and a company controlled by the director of the Company.

Note 6	Capital Stock – Note 4

Commitments:

a)	Share Issuance Agreement:

On May 17, 2007, the Company entered into a share issuance agreement with a subscriber that will allow the subscriber to advance up to $8,000,000 to the Company in exchange for units of the Company. The units will be issued at a price equal to 80% of the volume weighted average of the closing price of common share for the 10 banking days immediately preceding the date of the notice. Each unit will consist of one common share of the Company and one common share purchase warrant. Each common share purchase warrant will entitle the subscriber the right to purchase one additional common share at 125% of the price of the units for a period of three years.

i)

On June 1, 2007 the Company issued to the subscriber 1,886,792 common shares and share purchase warrants at $1.06 per unit with respect to the receipt of $2,000,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $1.33 per share until May 17, 2010.

ii)

On August 1, 2007 the Company issued to the subscriber 155,280 common shares and share purchase warrants at $1.61 per unit, with respect to the receipt of $250,000. Each share purchase warrants entitles the subscriber to purchase one additional common share at $2.01 per share until August 1, 2010.

iii)

On September 18, 2007 the Company issued to the subscriber 220,994 common shares and share purchase warrants at $1.81 per unit, with respect to the receipt of $400,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $2.26 per share until September 10, 2010. The subscription funds were received at August 31, 2007.

iv)

On September 18, 2007 the Company issued to the subscriber 260,664 common shares and share purchase warrants at $2.11 per unit., with respect to the receipt of $550,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $2.64 per share until September 10, 2010. The subscription funds were received at August 31, 2007.

Fox Petroleum Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 4

Note 6	Capital Stock – Note 4 – (cont’d)

Commitments: – (cont’d)

a)	Share Issuance Agreement – (cont’d)

v)

On September 27, 2007 the Company issued to the subscriber 143,541 common shares and share purchase warrants at $2.09 per unit, with respect to the receipt of $300,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $2.61 per share until October 1, 2010.

vi)

During October 2007 the Company received a total of $450,000 as subscriptions for the issuance of 181,446 common shares and share purchase warrants at $2.44 per unit as to 81,904 units and at $2.51 as to 99,542 units. Each share purchase warrant to be issued will entitle the subscriber to purchase one additional common share at $3.05 per share, as to 81,904 warrants and at $3.14, per share as to 99,542 warrants until three years from issuance.

b)	Share Purchase Warrants:

As at August 31, 2007, there are 2,142,072 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

Number of	Exercise
Warrants	Price	Expiry Date

100,000	$1.25	February 23, 2010
1,886,792	$1.33	May 17, 2010
155,280	$2.01	August 1, 2010

2,142,072

The summary of the changes in the Company’s share purchase warrants for the periods ended August 31, 2007 and February 28, 2007 is presented below:

	August 31, 2007		February 28, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of the
period	100,000	$1.25	100,000	$1.25
Issued	2,042,072	$1.38	-	-

Balance, end of period	2,142,072	$1.38	100,000	$1.25

Fox Petroleum Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 5

Note 7	Commitments – Notes 4 and 6

a)

By an agreement dated May 22, 2007, the Company engaged an independent analyst to provide continuing research coverage regarding the Company beginning May 22, 2007 until May 31, 2009. The Company is required to pay $5,000 before commencement of work and twenty-four installments of $1,750.

b)

By agreements dated June 8, 2007, the Company agreed to pay three directors of the Company a total amount of $20,000 per month for an indefinite period for consulting and management services to the Company. The agreements may be terminated at any time with cause and with three months notice without cause. On October 19, 2007 two of these agreements where amended from $12,000 to £9,000 per month and from $5,000 per month to £7,000. All other terms remained the same.

c)

By Board of Advisors (“BOA”) Agreements dated in August 2007, the Company agreed to grant a total of 250,000 common shares to the members of the BOA at the end of each year served. These agreements are subject to approval by the Advisors.

Note 8	Non-cash Transaction – Note 4

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the six months ended August 31, 2007, the Company issued 20,000,000 restricted common shares valued at $1,001,762, the transferors historical cost. This transaction was excluded from the statement of cash flows.

Note 9	Subsequent Events – Notes 6 and 7

Pursuant to a subscription agreement dated October 9, 2007, the Company has agreed to acquire a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas. As consideration for the 22.5% joint venture interest in the well, the Company has agreed to pay US$500,000.

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
  geological, technical, drilling and processing problems;
  the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and
  other factors discussed under the section entitled “Risks and Uncertainties” commencing on page 14 of this quarterly report.

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

COMPANY OVERVIEW

We are an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We were previously engaged in mineral resource exploration. Because we have not discovered any economically viable mineral deposit on our mineral property, we decided to change the direction of our exploration activities to oil and gas sectors.

On July, 31, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we completed the acquisition of the total of 33.33% interests in a UK Petroleum Production License under the Farm-In Agreement dated June 8, 2007 with Granby Enterprises Limited and Atlantic Petroleum UK Limited. The license P1211 covers two recently merged blocks located in the UK North Sea. Furthermore, on August 14, 2007, we completed the acquisition of the 11 oil and gas leases in North Slope, Alaska from Fox Petroleum LLC under the Lease Purchase and Sale Agreement we entered into with Fox Petroleum LLC on May 29, 2007.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant corporate developments since the completion of our quarter ended May 31, 2007:

1.

On June 8, 2007 we appointed Richard Bullock as our Chairman of the Board of Directors and a director, and Richard Moore as our President and Chief Executive Officer and a director. On the same day, Alexander Craven was appointed as our Vice President, Finance and resigned as our President and Chief Executive Officer, and Chairman of the Board of Directors. Our Board of Directors currently consists of Richard Bullock, Richard Moore, and Alexander Craven.

2.

On June 8, 2007, we entered into an employment agreement with Richard Moore, pursuant to which Mr. Moore serves as our President and Chief Executive Officer. Pursuant to the employment agreement, we paid Mr. Moore $12,000 per month and agreed to reimburse him for all reasonable traveling and other expenses incurred by him in connection with his services to us. Mr. Moore was required to work at a minimum of 3 days per week for us and is entitled to a minimum annual vacation of four weeks. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause.

On October 19, 2007, we amended the employment agreement to increase the salary of Mr. Moore to £9,000 per month, payable £4,500 bi-monthly installments, in arrears, commencing November 1, 2007. Mr. Moore agreed to work at a minimum of 5 days per week for us.

3.

On June 8, 2007, we entered into a consulting agreement with Alexander Craven, pursuant to which we agreed to pay Mr. Craven $5,000 per month and all reasonable traveling and other expenses incurred by him in connection with his duties to us. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause.

On October 19, 2007, we amended the consulting agreement to increase the fee to £7,000 monthly, commencing October 1, 2007.

4.

On June 8, 2007, we entered into a consulting agreement with Richard Bullock, pursuant to which we pay Mr. Bullock $3,000 per month and all reasonable traveling and other expenses actually and properly incurred by him in connection with his duties. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause.

5.

On July 31, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we completed the acquisition of the farm-in interests under the Farm-In Agreement dated June 8, 2007 with Granby Enterprises Limited and Atlantic Petroleum UK Limited. Pursuant to the terms of the Farm-In Agreement, we acquired from Granby Enterprises Limited and Atlantic Petroleum UK Limited a total of 33.33% interests in a UK Petroleum Production License P1211 covering two blocks located in the UK North Sea. In consideration for the farm-in interests, we agreed to fund 100% of the high resolution 2D seismic survey and pseudo 3D processing over the UK North Sea license and our 33.33% share of the license budget costs from June 1, 2007. So far we have paid approximately $2,000,000 to cover the cost of the seismic survey and reprocessing, which is already very close to our total estimated cost of the seismic project. We have completed the acquisition of seismic data on the areas of interest in the license and these data are currently being processed.

In addition to the acquisition of the 33.33% interests in the license, we were granted an exclusive, non-transferable option to acquire an additional 26.67% interest in the license. The option will continue to be valid and exercisable by us until 28 days after our receiving the processed seismic data from the high resolution 2D seismic survey and processing. To acquire the additional 26.67% interest in the license, we will have to pay 46.67% of the cost of an exploration well in addition to our existing obligation to fund 33.33% of the cost of the exploration well under the Farm-In Agreement.

As a result of the closing of the Farm-In Agreement, our company ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended.

6.

On August 14, 2007, we completed the acquisition of 11 oil and gas leases from Fox Petroleum LLC under the Lease Purchase and Sale Agreement we entered into with Fox Petroleum LLC on May 29, 2007. Pursuant to the terms of the Lease Purchase and Sale Agreement, Fox Petroleum LLC caused the registered owners of the oil and gas leases to transfer the legal ownership of the leases to us. The assignments of these leases to our wholly owned subsidiary, Fox Petroleum (Alaska) Inc., were completed on August 9, 2007, and were effective August 1, 2007. As a result, we acquired a combined 100% working interests in 11 state-issued oil and gas leases subject to a royalty to the State of Alaska of 16.66667% and a private royalty equal to 5% in Alaska’s North Slope hydrocarbon province. The agreement was for 12 oil and gas leases, but the 12th lease is currently unissued and the title still remains with Alaska Department of Natural Resources. We expect to obtain the 12th lease once it is issued by Alaska Department of Natural Resources, as the original assignees have notice of high bidder.

In consideration for the oil and gas leases, we issued 20,000,000 restricted common shares of our company to Richard Bullock. Richard Bullock, the 100% owner of Fox Petroleum LLC, became our Chairman of the Board of Directors and a director on June 8, 2007. The amount of consideration for the oil and gas leases was determined as a result of arm’s length bargaining between Fox Petroleum LLC and our company before Richard Bullock became our Chairman of the Board of Directors and a director on June 8, 2007.

7.

On July 25, 2007, a group of 5 oil and gas professionals verbally agreed to join our Board of Advisors. Effective August 17, 2007, we formally appointed a group of 5 oil and gas professionals to our Board of Advisors. The Board of Advisors has been created to assist and advise our management on strategic, financial and technical issues. The Board of Advisors is a consultative body whose members are experts in oil and gas and corporate governance, and will provide guidance and support in developing our oil and gas properties and our future oil and gas endeavors. As compensation, we verbally agreed to issue 50,000 restricted shares of our common stock to each member of the Board of Advisors at the end of each year served. The written agreements are now with the members of the Board of Advisors for their own review and signing.

8.

Since June 1, 2007, we received total advances in the amount of $1,950,000 from EuroEnergy Growth Capital S.A. pursuant to the share issuance agreement between EuroEnergy Growth Capital S.A. and our company. In consideration for the advances, we issued units of our common stock pursuant to the share issuance agreement. Under the share issuance agreement, the remaining amount that can be advanced from EuroEnergy Growth Capital S.A. is $4,050,000.

For more information regarding unit issuances to EuroEnergy Growth Capital S.A. since June 1, 2007, please see the information under the heading “Unregistered Sales of Equity Securities and Use of Proceeds.”

9.

On October 9, 2007, we entered into a subscription agreement with Trius Energy, LLC, a Texas company, pursuant to which we subscribed for 22.5 joint venture units of a joint venture called “Spears Gas Unit 2 Well #1 Project, JV”, representing a 22.5% interest in the joint venture, in consideration for $500,000. The joint venture consists of Trius Energy, LLC’s 72.75% working interest in Spears Gas Unit 2, Well #1, located in the Gomez Field, Pecos County, Texas. Trius Energy, LLC has set a target spud date in late October 2007 for the well.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We intend to conduct an aggressive exploration and appraisal program on the 12 oil and gas leases acquired or to be acquired under the Lease Purchase and Sale Agreement with Fox Petroleum LLC, over the next two years. Our starting point will be to collect and analyze the existing information available to us from the many geophysical surveys, well drilling and testing activities that have already taken place in or around the leases since serious exploration and appraisal commenced in the region.

Our primary aim is to model the geological structure surrounding and including the leases based on the direct and offset data available to us. This will involve a detailed analysis and re-interpretation of several key 2D seismic lines crossing over the leases. Currently we have identified 8 to 10 lines of seismic available in the public domain. Further seismic data, readily available at market cost of around $1,500 per km, will be acquired through specialist seismic brokers. We are already in discussion with several licensed data brokers in the region.

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

Pursuant to the Farm-In Agreement dated June 8, 2007, we paid almost all of the estimated $2,000,000 cost for the hi-density 2D seismic survey over the license located in the UK North Sea. We have completed the acquisition of seismic data on the areas of interest in the license and these data are being processed. Pending final analysis of all relevant data, we expect to be able to define a drilling location in the fourth quarter of 2007, and hopefully commence drilling in the second half of 2008. We may have to spend approximately $4,000,000 for our share of drilling an exploration well under the agreement.

On October 9, 2007, we entered into a subscription agreement with Trius Energy, LLC, a Texas company, pursuant to which we subscribed for 22.5 joint venture units of a joint venture called “Spears Gas Unit 2 Well #1 Project, JV”, representing a 22.5% interest in the joint venture, in consideration for $500,000. The joint venture consists of Trius Energy, LLC’s 72.75% working interest in Spears Gas Unit 2, Well #1, located in the Gomez Field, Pecos County, Texas. Trius Energy, LLC has confirmed that the drilling rig to be used on the re-entry program for the Spears Gas Unit 2 Well #1 has been obtained ahead of original schedule, and is expected to be on site on October 29, 2007. Spudding of the well is expected to occur on the same day. The work-over program is projected to take between 3 and 4 weeks.

In addition to the cost of the seismic and the well re-entry, we estimate our minimum operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Operating Expenses
Exploration Costs	$1,100,000
Employee and Consultant Compensation	$500,000
Professional Fees	$100,000
General and Administrative Expenses	$75,000
Total	$1,775,000

Exploration Costs

We estimate that our exploration costs on our leases in North Slope, Alaska will be approximately $600,000 during the next twelve months, which will include modeling the geological structure surrounding and including the leases based on the direct and offset data available to us and re-processing the available seismic data and the use of Eletromagnetic and Gravity Survey process.

We have paid approximately $2,000,000 for the seismic survey on the UK North Sea license so far and this represents almost all of the project’s estimated cost. Depending on the result of the seismic survey, we may then drill the prospect at a cost to us of $4,000,000.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $100,000. We estimate that our employee compensation expenses for the next twelve month period will be approximately $390,000.

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

Capital Resources

As of August 31, 2007, we had cash of $568,978 and working capital of $324,506, compared to cash of $119,051 and working capital of $48,609 as of February 28, 2007. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

On May 17, 2007, we entered into a share issuance agreement with EuroEnergy Growth Capital S.A. or EuroEnergy whereby EuroEnergy will advance up to $8,000,000 to our company under our drawdown requests, in exchange for units of our common stock. Pursuant to the agreement, the price of a unit is equal to 80% of the volume weighted average of the closing price of common stock as quoted on Yahoo! Finance for the 10 banking days immediately preceding the date of our drawdown request. Each unit consists of one common share and one warrant. One warrant will entitle EuroEnergy to purchase one additional common share at an exercise price equal to 125% of the unit price. The warrants will be exercisable for three years from the date of issue.

On June 1, 2007, we issued 1,886,792 units of our common stock to EuroEnergy at a deemed price of $1.06 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on May 17, 2007 in the amount of $2,000,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $1.33 per common share until May 17, 2010.

On August 1, 2007, we issued 155,280 units of our common stock to EuroEnergy at a deemed price of $1.61 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on July 18, 2007 in the amount of $250,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.01 per common share until August 1, 2010.

On September 18, 2007, we issued 220,994 units of our common stock to EuroEnergy at a deemed price of $1.81 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on August 7, 2007 in the amount of $400,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.26 per common share until September 10, 2010.

On September 18, 2007, we also issued 260,664 units of our common stock to EuroEnergy at a deemed price of $2.11 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on August 21, 2007 in the amount of $550,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.64 per common share until September 10, 2010.

On September 27, 2007, we issued 143,541 units of our common stock to EuroEnergy at a deemed price of $2.09 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on September 9, 2007 in the amount of $300,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.61 per common share until October 1, 2010.

On October 1, 2007, we gave EuroEnergy our drawdown request in the amount of $200,000 and on October 10, 2007, we gave EuroEnergy our drawdown request in the amount of $250,000. We have not issued units to EuroEnergy for these two advances yet.

Based on our current plan of operations, we do not currently have sufficient amount of cash to satisfy our cash requirements for the next 12 months. We believe that we will require additional funds from EuroEnergy to continue to engage in the acquisition, exploration, and, if warranted, development of prospective oil and gas properties. The remaining amount that can be advanced from EuroEnergy under the share issuance agreement is $4,050,000. Obtaining additional funds from EuroEnergy may result in substantial dilution of the equity ownership of our common shares.

Capital Expenditure Requirements

Except as disclosed otherwise, as of October 19, 2007, we do not have any material commitments for capital expenditures and our management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Under the Lease Purchase and Sale Agreement with Fox Petroleum LLC, we acquired a combined 100% working interests in 11 state-issued oil and gas leases in Alaska’s North Slope hydrocarbon province subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. We will acquire one remaining lease after it is issued by Alaska Department of Natural Resources. In consideration for the oil and gas leases, we issued 20,000,000 restricted common shares of our company to Richard Bullock. We have the leases for 5 years and there are no work commitments. We are required to pay $1 per acre in the first year then increasing by $0.50 per annum up to $3 in the fifth year in order to maintain the leases. The leases comprise approximately 32,490 acres and the effective date for 8 of these leases is February 1, 2007, while the effective date for 3 of these leases is March 1, 2007.

Under the Farm-In Agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited, we may have to spend approximately $4,000,000 for our share of drilling an exploration well if it is decided to drill an exploration well on the areas covered by our license in the UK North Sea.

By an agreement dated May 22, 2007, we engaged an independent analyst to provide continuing research coverage regarding our company beginning May 22, 2007 until May 31, 2009. We agreed to pay the independent analyst $5,000 before the commencement of the work and twenty-four installments of $1,750.

Subject to the signing of the Board of Advisors agreements, we may issue a total of 250,000 common shares to the members of the Board of Advisors at the end of each year served by them.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for our company. We do not believe that this FSP will have a material impact on our financial position or results from operations.

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

RISKS AND UNCERTAINTIES

In addition to other information in this current report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating To Our Business and the Oil and Gas Industry

We have had a history of losses and no revenue to date, which trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. To date, we have not generated any revenues from our operations. We will not be able to generate significant revenues in the immediate future and our management expects operating expenses to increase substantially over the next 12 months because of our increased oil and gas exploration activities. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. In addition to our financing from EuroEnergy Growth Capital S.A., we may need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are an exploration stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only begun engaging in the oil and gas exploration and development business since February 2007 and our company does not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

  the success of our planned projects on Alaska’s North Slope, Pecos County in Texas, and in the UK North Sea;
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

We may not be able to determine reserve potential or identify liabilities associated with our properties in Alaska, Texas, and UK North Sea and/or other future properties. We may also not be able to obtain protection from vendors against possible liabilities, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in Alaska, Texas, and UK North Sea in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a vendor may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

If drilling activity increases in North Slope, Alaska, Texas, or UK North Sea, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

The geographic concentration of all of our properties in North Slope, Alaska, Texas, and UK North Sea subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our leasehold interests in North Slope, Alaska, Texas, and our farm-in interests in UK North Sea means that our properties could be affected by the same event should the regions experience:

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

Our articles of incorporation authorize the issuance of up to 450,000,000 shares of common stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and Chief Executive Officer and our Vice President, Finance.

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

Based upon that evaluation, our President and Chief Executive Officer and our Vice President, Finance concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended is accumulated and communicated to management, including our President and Chief Executive Officer and our Vice President, Finance as appropriate, to allow timely decisions regarding required disclosure.

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

Since the completion of our quarter ended May 31, 2007, we completed the following unregistered sales of our securities:

1.

On May 17, 2007, we entered into a share issuance agreement with EuroEnergy Growth Capital S.A. or EuroEnergy whereby EuroEnergy will advance up to $8,000,000 to our company under our drawdown requests, in exchange for units of our common stock. Pursuant to the agreement, the price of a unit is equal to 80% of the volume weighted average of the closing price of common stock as quoted on Yahoo! Finance for the 10 banking days immediately preceding the date of our drawdown request. Each unit consists of one common share and one warrant. One warrant will entitle EuroEnergy to purchase one additional common share at an exercise price equal to 125% of the unit price. The warrants will be exercisable for three years from the date of issue.

(a)

On June 1, 2007, we issued 1,886,792 units of our common stock to EuroEnergy at a deemed price of $1.06 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on May 17, 2007 in the amount of $2,000,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $1.33 per common share until May 17, 2010.

(b)

On August 1, 2007, we issued 155,280 units of our common stock to EuroEnergy at a deemed price of $1.61 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on July 18, 2007 in the amount of $250,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.01 per common share until

August 1, 2010.

(c)

On September 18, 2007, we issued 220,994 units of our common stock to EuroEnergy at a deemed price of $1.81 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on August 7, 2007 in the amount of $400,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.26 per common share until September 10, 2010.

(d)

On September 18, 2007, we also issued 260,664 units of our common stock to EuroEnergy at a deemed price of $2.11 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on August 21, 2007 in the amount of $550,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.64 per common share until September 10, 2010.

(e)

On September 27, 2007, we issued 143,541 units of our common stock to EuroEnergy at a deemed price of $2.09 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on September 9, 2007 in the amount of $300,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.61 per common share until October 1, 2010.

(f)

We issued all of the above units of our common stock to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S promulgated under the 1933 Act.

2.

On August 17, 2007, we issued 20,000,000 restricted shares of our common stock to Richard Bullock pursuant to the Lease Purchase and Sale Agreement in exchange for a combined 100% working interests in 12 state-issued oil and gas leases subject to a royalty to the State of Alaska of 16.66667% and a private royalty equal to 5% in Alaska’s North Slope hydrocarbon province. We issued the 20,000,000 common shares to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S promulgated under the 1933 Act.

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

3.4	Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (incorporated by reference from our current report on Form 8-K filed on February 7, 2007)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement dated February 23, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)
10.2	Lease Purchase and Sale Agreement dated May 29, 2007 ((incorporated by reference from our current report on Form 8-K filed on May 31, 2007)
10.3	Share Issuance Agreement dated May 17, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)
10.4	Farm-In Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.5	Employment Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.6	Escrow Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.7	Consulting Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.8	Consulting Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.9	Subscription Agreement between Trius Energy, LLC and our company (incorporated by reference from our current report on Form 8-K filed on October 19, 2007)
10.10*	Amendment to Employment Agreement dated October 19, 2007
10.11*	Amendment to Consulting Agreement dated October 19, 2007
(21)	Subsidiaries
21.1	Fox Petroleum (Alaska) Inc., incorporated in Alaska
21.2	Fox Energy Exploration Limited, incorporated in England and Wales
(31)	Section 302 Certification
31.1*	Section 302 Certification of Richard Moore
31.2*	Section 302 Certification of Alexander Craven
(32)	Section 906 Certification
32.1*	Section 906 Certification of Richard Moore
32.2*	Section 906 Certification of Alexander Craven

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX PETROLEUM INC.

/s/ Richard Moore
By: Richard Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: October 22, 2007

/s/ Alexander Craven
By: Alexander Craven
Vice President, Finance, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: October 22, 2007