Form 10QSB
period 2007-11-30
FOX PETROLEUM INC.
filed 2008-01-22
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No[ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 72,970,833 shares of common stock issued and outstanding as of January 18, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No[ X ]

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

FOX PETROLEUM INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

(Stated in US Dollars)

(Unaudited)

FOX PETROLEUM INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2007 and February 28, 2007
(Stated in US Dollars)
(Unaudited)

	November 30,	February 28,
ASSETS	2007	2007

Current
Cash	$452,590	$119,051
Cash - restricted	30,000	-
Prepaid expenses	49,691	-

	532,281	119,051
Oil and gas interests – Note 4	5,372,993	-

	$5,905,274	$119,051

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 4 and 5	$825,174	$40,467
Due to related parties – Note 5	29,975	29,975

	855,149	70,442

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4 and 6
Authorized:
450,000,000 common shares, par value $0.001 per share
Issued and outstanding:
72,970,833 common shares (February 28, 2007: 49,300,000
common shares)	72,971	49,300
Additional paid-in capital	6,760,631	118,600
Share subscriptions – Note 6	500,000	-
Deficit accumulated during the exploration stage	(2,283,477)	(119,291)

	5,050,125	48,609

	$5,905,274	$119,051

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended November 30, 2007 and 2006 and for the period November 4, 2004 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

					November 4,
					2004 (Date of
	Three months ended		Nine months ended		Inception) to
	November 30,		November 30,		November30,
	2007	2006	2007	2006	2007

Revenue
Interest income	$942	$-	$8,130	$-	$8,130

Expenses:
Accounting and audit fees	14,309	2,519	49,421	9,289	82,934
Advertising and public relations	783,648	-	1,547,423	-	1,547,423
Bank charges	3,344	19	6,389	86	7,027
Consulting fees – Note 5	82,170	-	121,170	-	121,170
Filing and transfer agent	4,608	210	6,626	1,415	12,734
Legal fees	42,569	-	96,327	-	124,451
Management fees – Note 5	49,073	1,500	121,073	4,500	145,073
Mineral property acquisition and
exploration costs	-	-	-	5,000	17,000
Office and miscellaneous – Note 5	50,770	750	100,727	3,445	110,635
Insurance	10,586	-	10,586	-	10,586
Travel and entertainment	64,901	-	112,574	-	112,574

	1,105,978	4,998	2,172,316	23,735	2,291,607

Net loss for the period	$(1,105,036)	$(4,998)	$(2,164,186)	$(23,735)	$(2,283,477)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of shares
outstanding	71,554,449	49,200,000	58,581,155	49,200,000

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended November 30, 2007 and 2006 and
for the period November 4, 2004 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

			November 4,
			2004 (Date of
	Nine months ended		Inception) to
	November 30,		November 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$(2,164,186)	$(23,735)	$(2,283,477)
Donated services and rent	-	6,750	21,000
Change in non-cash working capital balances
related to operations:
Prepaid expenses	(49,691)	(3,321)	(49,691)
Accounts payable and accrued liabilities	784,707	-	825,174

Net cash used in operating activities	(1,429,170)	(20,306)	(1,486,994)

Investing Activity
Increase in oil and gas interests	(3,407,291)	-	(3,407,291)

Net cash used in investing activity	(3,407,291)	-	(3,407,291)

Financing Activities
Issuance of common shares	4,700,000	-	4,846,900
Share subscriptions	500,000	-	500,000
Advance from related parties	-	10,000	29,975

Net cash provided by financing activities	5,200,000	10,000	5,376,875

Increase (decrease) in cash and restricted cash during
the period	363,539	(10,306)	482,590

Cash, beginning of period	119,051	17,714	-

Cash and restricted cash, end of period	$482,590	$7,408	$482,590

Cash and restricted cash consist of:
Cash	$452,590	$7,408	$452,590
Cash - restricted	30,000	-	30,000

	$482,590	$7,408	$482,590

Non-cash transactions – Note 8

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
				Additional		During the
		*Common Shares		Paid-in	Share	Pre-exploration
		Number	Par Value	Capital	Subscriptions	Stage	Total

Capital stock issued for cash	– at $0.0001667	29,400,000 $	29,400	$(24,500)	$-	$-	$4,900
	– at $0.0016667	19,200,000	19,200	12,800	-	-	32,000
	– at $0.0166667	600,000	600	9,400	-	-	10,000
Donated services and rent		-	-	3,000	-	-	3,000
Net loss for the period		-	-	-	-	(18,821)	(18,821)

Balance, February 28, 2005		49,200,000	49,200	700	-	(18,821)	31,079
Donated services and rent		-	-	9,000	-	-	9,000
Net loss for the year		-	-	-	-	(45,915)	(45,915)

Balance, February 28, 2006		49,200,000	49,200	9,700	-	(64,736)	(5,836)
Capital stock issued for cash	– at $1.00	100,000	100	99,900	-	-	100,000
Donated services and rent		-	-	9,000	-	-	9,000
Net loss for the period		-	-	-	-	(54,555)	(54,555)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

FOX PETROLEUM INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

							Deficit
							Accumulated
					Additional		During the
			*Common Shares		Paid-in	Share	Pre-exploration
			Number	Par Value	Capital	Subscriptions	Stage	Total

Balance, February 28, 2007			49,300,000	49,300	118,600	-	(119,291)	48,609
Capital stock issued for cash	– at $1.06		1,886,792	1,887	1,998,113	-	-	2,000,000
	– at $1.61		155,280	155	249,845	-	-	250,000
	– at $1.81		220,994	221	399,779	-	-	400,000
	– at $2.11		260,664	261	549,739	-	-	550,000
	– at $2.09		143,541	144	299,856	-	-	300,000
	– at $2.44		81,904	82	199,918	-	-	200,000
	– at $2.37		105,485	105	249,895	-	-	250,000
	– at $1.95		179,487	179	349,821	-	-	350,000
	– at $1.69		236,686	237	399,763	-	-	400,000
Capital stock issued for oil and gas interests		–	20,000,000	20,000	981,702	-	-	1,001,702
		–	400,000	400	963,600	-	-	964,000
Share subscriptions			-	-	-	500,000	-	500,000
Net loss for the period			-	-	-	-	(2,164,186)	(2,174,186)

Balance, November 30, 2007			72,970,833	$72,971	$6,760,631	$500,000	$(2,283,477)	$5,050,125

*

The common stock issued has been retroactively restated to reflect a forward split of 6 new shares for 1 old share, effective on January 11, 2007. The par value of common stock and additional paid-in capital has been retroactively restated to reflect this change.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying nine months to November 30, 2007 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s February 28, 2007 financial statements.

Operating results for the nine months ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ending February 28, 2008.

Note 2	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on November 4, 2004 and is in the exploration stage. The Company has oil and gas interests in Alaska, North Sea and Texas and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements and to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2007, the Company has a working capital deficiency of $322,868, has not yet achieved profitable operations, has accumulated losses of $2,283,477 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Fox Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and Fox Energy Exploration Limited, a wholly owned inactive subsidiary incorporated in England and Wales on May 17, 2007 and Fox Petroleum (Alaska) Inc., a wholly owned inactive subsidiary incorporated in Alaska, U.S.A. on April 18, 2007. All significant inter-company transactions and balances have been eliminated.

Note 4	Oil and Gas Interests

i)

On May 29, 2007, the Company entered into a Lease Purchase and Sale Agreement with a company to acquire a combined 100% working interest in 12 state-issued oil and gas leases in the North Slope of Alaska. These leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. In consideration for the oil and gas leases, the Company issued 20,000,000 restricted common shares of the Company valued at $1,001,702, the transferors historical cost. The valuation is based the SEC Staff Accounting Bulletin, Topic 5, G.

ii)

Pursuant to a farm-in agreement dated June 8, 2007, the Company agreed to acquire a 33.33% interest in two UK petroleum production licenses (“Licenses”). The Licenses are located in the UK North Sea and have since been merged into one traditional license. As consideration for the Licenses, the Company agreed to fund 100% of the seismic costs and its 33.33% share of the License budget costs as agreed by the parties. The Company also has the option to acquire an additional 26.67% interest in the Licenses. The option is effective from completion of the transfer of the assigned interest to the Company and shall continue to be valid and exercisable until 28 days after receipt by the Company of the processed seismic data and final interpretation. To acquire the option, the Company shall pay an additional 46.67% of the dry-hole costs of an exploration well.

iii)

Pursuant to a subscription agreement dated October 9, 2007, the Company acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for US$500,000.

iv)

By a purchase agreement dated October 10, 2007 and amended November 2, 2007, the Company acquired 8 oil and gas leases located in the North Slope of the State of Alaska for US$850,000, payable in instalments on or before December 7, 2008, including $600,000 paid by the issuance of 400,000 common shares of the Company. The fair value of the shares issued was $964,000 and consequently a further $364,000 has been recorded for this portion of the purchase agreement. At November 30, 2007, the Company had paid a total of $800,000 in cash and shares and $50,000 was included in accounts payable, which was paid subsequent to November 30, 2007. These leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%.

Fox Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 3

Note 4	Oil and Gas Interests – (cont’d)

v)

By a purchase agreement dated October 10, 2007, the Company acquired 6 oil and gas leases located in Cook Inlet of the State of Alaska for US$750,000, payable in instalments on or before March 7, 2008. At November 30, 2007, the Company had paid $200,000 and $550,000 is included in accounts payable. Subsequent to November 30, 2007, a further $250,000 was paid. Included in these leases are 3 unissued leases that the vendors own the rights thereto. Should the unissued leases not be issued by September 1, 2008, the Company has the option to have the vendor repay $375,000 to the Company. These leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%.

vi)

On November 16, 2007, the Company entered into a farm-out agreement dated November 8, 2007 wherein the Company would be assigned a total of 46% interest in a license block in the UK North Sea. In consideration for the assignment, the Company must pay for 89% of the cost of drilling an exploration well. The Company is also required to pay for 46% of license costs.

At November 30, 2007, no costs have been incurred for this interest. The spud date of the well shall be before December 31, 2008.

Note 5	Related Party Transactions

The officers of the Company provide consulting and management services to the Company as follows:

					November 4,
					2004 (Date of
	Three months ended		Nine months ended		Inception) to
	November 30,		November 30,		November 30,
	2007	2006	2007	2006	2007

Consulting fees	$64,865	$-	$103,865	$-	$103,865
Management fees	43,073	1,500	109,073	4,500	133,073
Office and miscellaneous	-	750	-	2,250	7,000

	$107,938	$2,250	$212,938	$6,750	$243,938

Included in these amounts is the fair value of services and office premises provided by an officer during the nine month period ended November 30, 2006.

Included in accounts payable and accrued liabilities at November 30, 2007 is $Nil (February 28, 2007: $10,000) owed to directors of the Company for unpaid management fees and $3,000 (February 28, 2007: $Nil) owed to a director of the Company for unpaid consulting fees and $1,392 (February 28, 2007: $Nil) paid by the directors for travel and telephone expenses.

Fox Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 4

Note 5	Related Party Transactions - (cont’d)

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment. These amounts are due to the director of the Company and a company controlled by the director of the Company.

Note 6	Capital Stock – Note 4

Commitments:

a)	Share Issuance Agreement:

On May 17, 2007, the Company entered into a share issuance agreement with a subscriber that will allow the subscriber to advance up to $8,000,000 to the Company in exchange for units of the Company. The units will be issued at a price equal to 80% of the volume-weighted average of the closing price of common share for the 10 banking days immediately preceding the date of the notice. Each unit will consist of one common share of the Company and one common share purchase warrant. Each common share purchase warrant will entitle the subscriber the right to purchase one additional common share at 125% of the price of the units for a period of three years.

i)

On June 1, 2007 the Company issued to the subscriber units including 1,886,792 common shares and share purchase warrants at $1.06 per unit, with respect to the receipt of $2,000,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $1.33 per share until May 17, 2010.

ii)

On August 1, 2007 the Company issued to the subscriber units including 155,280 common shares and share purchase warrants at $1.61 per unit, with respect to the receipt of $250,000. Each share purchase warrants entitles the subscriber to purchase one additional common share at $2.01 per share until August 1, 2010.

iii)

On September 18, 2007 the Company issued to the subscriber units including 220,994 common shares and share purchase warrants at $1.81 per unit, with respect to the receipt of $400,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $2.26 per share until September 10, 2010.

iv)

On September 18, 2007 the Company issued to the subscriber units including 260,664 common shares and share purchase warrants at $2.11 per unit, with respect to the receipt of $550,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $2.64 per share until September 10, 2010.

Fox Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 5

Note 6	Capital Stock – Note 4 – (cont’d)

Commitments: – (cont’d)

a)	Share Issuance Agreement – (cont’d)

v)

On September 27, 2007 the Company issued to the subscriber units including 143,541 common shares and share purchase warrants at $2.09 per unit, with respect to the receipt of $300,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $2.61 per share until October 1, 2010.

vi)

On October 26, 2007, the Company issued to the subscriber units including 81,904 common shares and share purchase warrants at $2.44 per unit with respect to the receipt of $200,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $3.05 per share until October 26, 2010.

vii)

On October 26, 2007, the Company issued to the subscriber units including 105,485 common shares and share purchase warrants at $2.37 per unit, with respect to the receipt of $250,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $2.96 per share until October 26, 2010.

viii)

On October 26, 2007, the Company issued to the subscriber units including 179,487 common shares and share purchase warrants at $1.95 per unit with respect to the receipt of $350,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $2.44 per share until October 26, 2010.

ix)

On November 28, 2007, the Company issued to the subscriber units including 236,686 common shares and share purchase warrants at $1.69 per unit, with respect to the receipt of $400,000. Each share purchase warrant entitles the subscriber to purchase one additional common share at $2.11 per share until November 28, 2010.

During November 2007, the Company received a total of $500,000 from the subscriber for the issuance of units including 481,628 common shares and share purchase warrants at $1.04 per unit. Each share purchase warrant to be issued will entitle the subscriber to purchase one additional common share at $1.30 per share until three years from issuance.

Fox Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 6

Note 6	Capital Stock – Note 4 – (cont’d)

Commitments: – (cont’d)

b)	Share Purchase Warrants:

As at November 30, 2007, there are 3,370,833 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

Number of	Exercise
Warrants	Price	Expiry Date

100,000	$1.25	February 23, 2010
1,886,792	$1.33	May 17, 2010
155,280	$2.01	August 1, 2010
220,994	$2.26	September 10, 2010
260,664	$2.64	September 10, 2010
143,541	$2.61	October 1, 2010
81,904	$3.05	October 26, 2010
105,485	$2.96	October 26, 2010
1,797,487	$2.44	October 26, 2010
236,686	$2.11	November 28, 2010

3,370,833

The summary of the changes in the Company’s share purchase warrants for the periods ended August 31, 2007 and February 28, 2007 is presented below:

	November 30, 2007		February 28, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of the
period	100,000	$1.25	100,000	$1.25
Issued	3,270,833	$1.78	-	-

Balance, end of period	3,370,833	$1.77	100,000	$1.25

Fox Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 7

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

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the nine months ended November 30, 2007, the Company issued 20,000,000 common shares valued at $1,001,762, the transferor’s historical cost, and issued 400,000 common shares valued at $964,000, the fair value of the common shares. These transactions were excluded from the statements of cash flows.

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

  the quantity of potential natural gas and crude oil reserves;
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

Company Overview

We are an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We were previously engaged in mineral resource exploration. Because we have not discovered any economically viable mineral deposit on our mineral property, we decided to change the direction of our exploration activities to oil and gas sectors. We have oil and gas leases in Alaska, farm-in interests in the licenses covering blocks in the UK North Sea, and joint venture interests in a gas well in Texas.

Our Oil and Gas Projects

Spears Gas Unit 2, Well #1

On October 9, 2007, we entered into a subscription agreement with Trius Energy, LLC, pursuant to which we acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for $500,000. The joint venture consists of Trius Energy, LLC’s 72.75% working interest in the Spears Gas Unit 2, Well #1 and was formed to reopen the gas well.

Drilling activities commenced in November 2007 for the reworking of the gas well and the initial test production from the gas well came onstream in early January 2008. Workover operations continue on the well to establish a stable flow rate from the well., and the final stage of the process currently about to start is the acidizing of the well.

We are currently considering other similar oil and gas well re-entry opportunities in this area. Given the nature of the projects, it is not possible to define exact locations of our targets for 2008. However, we intend to participate in a minimum of 4 workover projects onshore in the United States in 2008 at an estimated cost of $800,000.

Cook Inlet, Alaska

Lease Purchase Agreement with Daniel Donkel and Samuel Cade

On October 10, 2007, through Fox Petroleum (Alaska) Inc., we entered into a lease purchase agreement with Daniel Donkel and Samuel Cade to acquire 6 oil and gas leases located in the Cook Inlet, Alaska in consideration for $750,000. 3 of these 6 oil and gas leases have not been issued and the titles still remain with Alaska Department of Natural Resources. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska.

Our primary focus in Alaska for the first quarter of 2008 is the Catcher’s Mitt prospect located in the Cook Inlet, Alaska. We have put into place a four-stage development program on the Catcher’s Mitt prospect in order to begin drilling.

Stage one was the purchase of a magnetic airborne survey over the area. Fugro Airborne Surveys Corp. carried out the survey, which covered approximately 1,869 line miles. We are analyzing this data in order to optimize our understanding of where potential reserves are best defined thus enhancing our choice of drilling locations.

Stage two was our acquisition of a detailed gravity survey from Photo Gravity Corporation in order to acquire in depth data regarding the structures and formations on the leases.

Stage three involves the re-interpretation of original and offset well logs. Our geologists are working with data originally collected from test wells that were initiated in the early stages of the prospect’s exploration. We are reworking this information using the latest available technology to improve our ability to decide upon exact zones and targets for drilling and producing hydrocarbons.

Stage four is the purchase of the available seismic data on the leases. We are targeting 12 to 15 lines of seismic data over the prospect, which were acquired by other oil and gas companies. Our geophysicists are currently conducting a quality assurance analysis of the targeted data before we purchase them.

We expect to complete the program in the first quarter of 2008.

North Slope, Alaska

Lease Purchase Agreement with Fox Petroleum LLC

On August 14, 2007, we acquired 11 oil and gas leases in North Slope, Alaska from Fox Petroleum LLC under the lease purchase and sale agreement we entered into with Fox Petroleum LLC on May 29, 2007. These leases were assigned to our wholly owned subsidiary, Fox Petroleum (Alaska) Inc. We have combined 100% working interests in 11 state-issued oil and gas leases subject to a royalty of 16.67% to the State of Alaska and a private royalty of 5% in North Slope, Alaska. The agreement was for 12 oil and gas leases, but the 12th lease is currently unissued and the title still remains with Alaska Department of Natural Resources. We expect to obtain the 12th lease once it is issued by Alaska Department of Natural Resources, as the original assignees have a notice of the high bidder.

We intend to conduct an aggressive exploration and appraisal program on the 12 oil and gas leases acquired or to be acquired under the lease purchase and sale agreement with Fox Petroleum LLC, over the next two years.

We have already met with industry specialists in Alaska to discuss the co-ordination of our exploration program with them. We are also discussing existing seismic data acquisition with several licensed data brokers in the region. The gathering of data on the leases is ongoing and our consultants are carrying out quality assurance tests on the data available.

We aim to analyze as much quality information as is available to us from the many geophysical surveys, well drilling and testing activities that have already taken place in or around the leases since serious exploration and appraisal commenced in the region.

Thereafter, we intend to model the geological structure surrounding and including the leases based on the direct and offset data available to us.

We are also in discussions with Petroleum Geo-Services, a major seismic acquisition company, regarding a new seismic survey across our leases and beyond. Although negotiations are at an early stage, Petroleum Geo-Services is monitoring interest across a wide range of Alsakan North Slope exploration companies with regard to participating in the survey. This would spread the costs as well as giving the participants new data on their own acreage and fresh data on the acreage in the region which is yet to be awarded. Given the early stage of negotiations, there is no assurance that we will reach an agreement with Petroleum Geo-Services regarding a new seismic survey.

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

Lease Purchase Agreement with Daniel Donkel and Samuel Cade

On October 10, 2007, our wholly owned subsidiary, Fox Petroleum (Alaska) Inc., entered into a purchase agreement with Daniel Donkel and Samuel Cade to acquire a 100% working interest on 8 oil and gas leases located in the North Slope, Alaska in consideration for $250,000 and 400,000 shares of our common stock. On November 2, 2007, the purchase agreement was amended to add us as a party to the purchase agreement. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska.

We are currently seeking to acquire all available data on these leases, such as seismic, gravity, and magnetic data, which we plan to tie in with the existing well logs and other offset and analog data.

UK North Sea

Farm-In Agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited

On July, 31, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we acquired a total of 33.33% interests in a UK petroleum production license under a farm-in agreement dated June 8, 2007 with Granby Enterprises Limited and Atlantic Petroleum UK Limited. The license P1211 covers blocks 14/9a and 14/14b located in the UK North Sea.

Pursuant to this farm-in agreement, we paid more than $2,000,000 cost for the hi-density 2D seismic survey over the Anglesey prospect located in the license. We acquired the seismic data on the Anglesey prospect and are currently analyzing these data. Pending the final analysis of all relevant data, we expect to be able to define a drilling location in the first quarter of 2008, and hopefully commence drilling programs in the second half of 2008. We may have to spend approximately $4,000,000 for our share of the cost of drilling an exploration well under the agreement. However, we are in active negotiations with other UK North Sea venturers to optimize our equity position in the license by inviting interested parties to participate in drilling the well in return for a percentage of our interests in the license at a promote uplift, meaning that we would charge more than 1% of our costs for each 1% farmed-out (e.g. 1.5% or 2% charged to farminee per 1% farmed-out). This could substantially reduce our expenditure exposure on the well, but could lead to our having a reduced holding in the license. Furthermore, there is no assurance that we will be able to reach an agreement with any of these venturers.

Farm-In Agreement with Valiant North Sea Limited and Petrofac Energy Developments Limited

On November 8, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we entered into a farm-in agreement with Valiant North Sea Limited and Petrofac Energy Developments Limited. Pursuant to the farm-in agreement, Valiant North Sea Limited and Petrofac Energy Developments Limited agreed to assign a total of 46% interests in the southern part of block 211/17 located in the UK North Sea. In consideration for the 46% interest, we agreed to pay for 89% of the cost of drilling an exploration well on the southern part of the block and perform certain related works to the drilling an exploration well. When we acquire the 46% interest, Valiant North Sea Limited will have a 30% interest and Petrofac Energy Developments Limited will have a 24% interest.

We are required to spud the exploration well before December 31, 2008 unless the parties agree to a later date. Our primary target for the exploration well is the Bourbon prospect located in the southern part of block 211/17.

Under a separate verbal agreement with Aimwell Energy Ltd, we agreed to transfer a 4.6% carried interest (10% of our acquired interest) to Aimwell Energy Ltd. in recognition of its experience and technical support in defining and developing the prospect. The beneficial owners of Aimwell Energy Ltd. are members of our board of advisors, but will receive no cash or stock payment, other than the carried interest.

Anticipated Cash Requirements

We estimate our minimum operating expenses and working capital requirements for the next 12 month period to be as follows:

Estimated Expenses For the Next 12 Month Period

Operating Expenses

Workover/Re-entry Program – U.S. Onshore	$800,000
Exploration Costs	13,300,000
Employee and Consultant Compensation	700,000
Professional Fees	250,000
General and Administrative Expenses	150,000
Total	$15,200,000

Workover/Re-entry Program – U.S. Onshore

We are currently considering oil and gas well re-entry opportunities near the area where the Spears Gas Unit 2, Well #1 is located. We expect to incur approximately $800,000 for a minimum of 4 workover projects onshore in the United States during the next 12 months.

Exploration Costs

We estimate that our exploration costs on our leases in Cook Inlet, Alaska will be approximately $100,000 during the next 12 months, which will include the costs of completing the four-stage development on the Catcher’s Mitt prospect.

We estimate that our exploration costs on our leases in North Slope, Alaska will be approximately $200,000 during the next 12 months, which will include modeling the geological structure surrounding and including the leases based on the direct and offset data available to us and re-processing the available seismic data and the use of electromagnetic and gravity survey process.

We estimate that our exploration costs on our farm-in interests in the UK North Sea licenses will be approximately $13,000,000 during the next 12 months, which will include drilling 2 exploration wells. These costs may be substantially reduced depending on our ability to farm out a reasonable percentage of our interests in the Anglesey and Bourbon prospects. We are currently negotiating with several North Sea venturers which have shown interest in participating in the exploration and appraisal of the two prospects. Given the perceived potential of the prospects by the interested parties, we could farm out part of our percentage interest on a promote basis whereby the incoming farminees would acquire such interest by carrying us for a substantial portion of the cost of drilling the wells.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12 month period will be approximately $200,000. We estimate that our employee compensation expenses for the next 12 month period will be approximately $500,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next 12 month period to be approximately $250,000.

General and Administrative Expenses

We anticipate spending $150,000 on general and administrative costs in the next 12 month period. These costs primarily consist of expenses such as lease payments, office supplies and office equipment.

Liquidity and Capital Resources

As of November 30, 2007, we had cash of $452,590 and working capital deficit of $322,868, compared to cash of $119,051 and working capital of $48,609 as of February 28, 2007. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Share Issuance Agreement with EuroEnergy Growth Capital S.A.

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

On September 27, 2007, we issued 143,541 units of our common stock to EuroEnergy at a deemed price of $2.09 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on September 9, 2007 in the amount of $300,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.61 per common share until October 1, 2007.

On October 26, 2007, we issued 81,904 units of our common stock to EuroEnergy at a deemed price of $2.44 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 1, 2007 in the amount of $200,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $3.05 per common share until October 26, 2010.

On October 26, 2007, we issued 105,485 units of our common stock to EuroEnergy at a deemed price of $2.37 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 10, 2007 in the amount of $250,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.96 per common share until October 26, 2010.

On October 26, 2007, we issued 179,487 units of our common stock to EuroEnergy at a deemed price of $1.95 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 23, 2007 in the amount of $350,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.44 per common share until October 26, 2010.

On November 28, 2007, we issued 236,686 units of our common stock to EuroEnergy at a deemed price of $1.69 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 31, 2007 in the amount of $400,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.11 per common share until November 28, 2010.

On November 21, 2007, we gave EuroEnergy our drawdown request in the amount of $500,000. We have not issued units to EuroEnergy for this advance yet.

Based on our current plan of operations, we do not currently have sufficient amount of cash to satisfy our cash requirements for the next 12 months. We believe that we will require additional funds from EuroEnergy to continue to engage in the acquisition, exploration, and, if warranted, development of prospective oil and gas properties. The remaining amount that can be advanced from EuroEnergy under the share issuance agreement is $2,800,000. EuroEnergy may, at its discretion, take the option to subscribe up to an additional $5,000,000 if and when we receive the remaining $2,800,000. However, there is no assurance that EuroEnergy will advance the additional $5,000,000 to us. We may not obtain financing from anyone other than EuroEnergy for 24 months from the date of the share issuance agreement, without the prior written Consent of EuroEnergy. EuroEnergy also retains first right of refusal, relating to any future financing of our company.

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

  the success of our planned projects on North Slope and Cook Inlet in Alaska, Pecos County in Texas, and in the UK North Sea;
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

The geographic concentration of all of our properties in Alaska, Texas, and UK North Sea subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our leasehold interests in Alaska, our joint venture interests in Texas, and our farm-in interests in UK North Sea means that our properties could be affected by the same event should the regions experience:

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

In general, our properties are held under oil and gas leases or licenses. If we fail to meet the specific requirements of each lease or license, such lease or license may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease or license will be met. The termination or expiration of our leases or licenses will harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases or licenses and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties will harm our business. In addition, we will need significant funds to meet capital requirements for the exploration activities that we intend to conduct on our properties.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and Chief Executive Officer and our Vice President, Finance.

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

Since the filing of our last quarterly report, we have completed the following unregistered sales of securities:

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

On October 26, 2007, we issued 81,904 units of our common stock to EuroEnergy at a deemed price of $2.44 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 1, 2007 in the amount of $200,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $3.05 per common share until October 26, 2010.

On October 26, 2007, we issued 105,485 units of our common stock to EuroEnergy at a deemed price of $2.37 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 10, 2007 in the amount of $250,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.96 per common share until October 26, 2010.

On October 26, 2007, we issued 179,487 units of our common stock to EuroEnergy at a deemed price of $1.95 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 23, 2007 in the amount of $350,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.44 per common share until October 26, 2010.

On November 28, 2007, we issued 236,686 units of our common stock to EuroEnergy at a deemed price of $1.69 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 31, 2007 in the amount of $400,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $2.11 per common share until November 28, 2010.

We issued all of above units to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 8, 2007, we issued 400,000 restricted shares of our common stock to Samuel Cade pursuant to the amended purchase agreement as a portion of consideration to acquire oil and gas leases in North Slope, Alaska. We issued 400,000 shares relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit
No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on August 19, 2005)
3.2	By-laws (incorporated by reference from our registration statement on Form SB-2 filed on August 19, 2005)
3.3	Certificate of change filed with the Secretary of State of Nevada on January 2, 2007 and which is effective on January 11, 2007 (incorporated by reference from our current report on Form 8-K filed on January 12, 2007)
3.4	Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (incorporated by reference from our current report on Form 8-K filed on February 7, 2007)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement dated February 23, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)

10.2	Lease Purchase and Sale Agreement dated May 29, 2007 ((incorporated by reference from our current report on Form 8-K filed on May 31, 2007)
10.3	Share Issuance Agreement dated May 17, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)
10.4	Farm-In Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.5	Employment Agreement dated June 11, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.6	Escrow Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.7	Consulting Agreement dated June 12, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.8	Consulting Agreement dated June 12, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.9	Subscription Agreement between Trius Energy, LLC and our company (incorporated by reference from our current report on Form 8-K filed on October 19, 2007)
10.10	Amendment to Employment Agreement dated October 19, 2007 (incorporated by reference from our quarterly report on Form 10-QSB filed on October 22, 2007)
10.11	Amendment to Consulting Agreement dated October 19, 2007 (incorporated by reference from our quarterly report on Form 10-QSB filed on October 22, 2007)
10.12

Farm-Out Agreement dated November 8, 2007 between Valiant North Sea Limited, Petrofac Energy Developments Limited and Fox Energy Exploration Limited (incorporated by reference from our current report on Form 8-K filed on November 23, 2007)

10.13	Purchase Agreement (North Slope Leases) dated October 10, 2007 (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)
10.14	Amendment Agreement No. 1 to Purchase Agreement (North Slope Leases) dated November 2, 2007 (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)
10.15	Purchase Agreement (Cook Inlet) dated October 10, 2007 (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)

(21)	Subsidiaries
21.1	Fox Petroleum (Alaska) Inc., incorporated in Alaska
21.2	Fox Energy Exploration Limited, incorporated in England and Wales
(31)	Section 302 Certification
31.1*	Section 302 Certification of Richard Moore
31.2*	Section 302 Certification of Alexander Craven
(32)	Section 906 Certification
32.1*	Section 906 Certification of Richard Moore
32.2*	Section 906 Certification of Alexander Craven

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX PETROLEUM INC.

/s/ Richard Moore
By: Richard Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: January 22, 2008

/s/ Alexander Craven
By: Alexander Craven
Vice President, Finance, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: January 22, 2008