Form 10KSB
period 2008-02-29
FOX PETROLEUM INC.
filed 2008-06-13
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 000-52721

FOX PETROLEUM INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

64 Knightsbridge, London, England, UK	SW1X 7JF
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 44-207-590-9630

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No[x]

State issuer’s revenues for its most recent fiscal year. $9,356

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

7,060,000 common shares @ $3.825 (1) = $27,004,500
(1) Average of bid and ask closing prices on June 10, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 14,968,245 shares of common stock as of June 10, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[x]

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED FEBRUARY 29, 2009

PART I

Item 1. Description of Business

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
  the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and
  other factors discussed under the section entitled “Risk Factors” commencing on page 22 of this annual report.

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

In this annual report, the terms “we”, “us” and “our” refer to Fox Petroleum Inc. and/or our wholly owned subsidiaries, Fox Petroleum (Alaska) Inc. and Fox Energy Exploration Limited, as the case may be.

Corporate History

We were incorporated in the State of Nevada on November 4, 2004 under the name “Nova Resources Inc.” On January 11, 2007, we effected a forward stock split of our authorized, issued and outstanding shares of common stock on a 6 new for 1 old basis. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 450,000,000 shares of common stock. On April 21, 2008, we effected a reverse stock split of our authorized and issued and outstanding shares of common stock on a 1 new for 5 old basis. As a result, our authorized capital decreased from 450,000,000 shares of common stock to 90,000,000 shares of common stock.

At inception, we were a exploration stage company engaged in the exploration of our mineral property. Because we have not discovered any economically viable mineral deposit on our mineral property, we decided to change the direction of our exploration activities to oil and gas sectors when we came across an opportunity to acquire oil and gas leases from Fox Petroleum LLC.

On February 5, 2007, we changed our name to “Fox Petroleum Inc.” to better reflect the new direction of our business. We accomplished the name change through a merger with our wholly owned subsidiary, “Fox Petroleum Inc.”, which was incorporated for the sole purpose of changing our name, with our company carrying on as the surviving corporation under the new name “Fox Petroleum Inc.”

On April 18, 2007, we incorporated another wholly owned subsidiary, Fox Petroleum (Alaska) Inc., in the State of Alaska in order to carry out our Alaskan operations after completing the lease purchase and sale agreement with Fox Petroleum LLC.

On May 17, 2007, we incorporated another wholly owned subsidiary, Fox Energy Exploration Limited, in England and Wales, to hold assets in the United Kingdom under the farm-in agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited.

On May 29, 2007, we entered into the lease purchase and sale agreement with Fox Petroleum LLC, a Nevada company, to acquire a combined 100% working interests in 12 state-issued oil and gas leases in North Slope, Alaska. These leases are subject to a royalty of 16.67% to the State of Alaska and a private royalty equal to 5%. In consideration for the oil and gas leases, we issued 20,000,000 (4,000,000 post-reverse stock split) restricted common shares of our company to Richard Bullock, the 100% owner of Fox Petroleum LLC. Acquisitions of 11 oil and gas leases under the agreement with Fox Petroleum LLC was completed on August 14, 2007, while that of 12th oil and gas lease was completed effective March 1, 2008. These leases have been assigned to our wholly owned subsidiary, Fox Petroleum (Alaska) Inc.

Also, on June 8, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we entered into the farm-in agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited and on July 31, 2007, we completed the acquisition of the farm-in interests under the farm-in agreement. Pursuant to the terms of the farm-in agreement, we acquired a total of 33.33% interests in a UK petroleum production license. This license P1211 covers blocks 14/9a and 14/14b located in the UK North Sea. In consideration for the farm-in interests, we agreed to fund 100% of the high resolution 2D seismic survey and pseudo 3D processing over the license and our 33.33% share of the license budget costs from June 1, 2007.

In addition to the acquisition of the 33.33% interests in the license, we obtained an exclusive, non transferable option to acquire an additional 26.67% interest in the license. The option will continue to be valid and exercisable by us until 28 days after our receiving the processed seismic data from the high resolution 2D seismic survey and processing. To acquire the additional 26.67% interest in the license, we will have to pay 46.67% of the cost of an exploration well in addition to our existing obligation to fund 33.33% of the cost of the exploration well under the farm-in agreement.

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

On October 10, 2007, through Fox Petroleum (Alaska) Inc., we entered into a lease purchase agreement with Daniel Donkel and Samuel Cade to acquire 6 oil and gas leases located in the Cook Inlet, Alaska in consideration for $750,000. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of 3 oil and gas leases that had been issued were completed effective March 1, 2008. The other 3 oil and gas leases have been issued, but are not assigned to us yet.

On October 10, 2007, our wholly owned subsidiary, Fox Petroleum (Alaska) Inc., entered into a purchase agreement with Daniel Donkel and Samuel Cade to acquire a 100% working interest on 8 oil and gas leases located in the North Slope, Alaska in consideration for $250,000 and 400,000 (80,000 post-reverse stock split) shares of our common stock. On November 2, 2007, the purchase agreement was amended to add our company, Fox Petroleum Inc., as a party to the purchase agreement. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of these 8 oil and gas leases were completed effective March 1, 2008.

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

On January 24, 2008, we agreed to jointly participate with Aimwell Energy Limited to identify a potential farm-in or acquisition opportunity and transferred a 4.6% carried interest in the license block to Aimwell Energy Limited until a full development plan is approved by the U.K. government.  Thereafter, Aimwell Energy Limited will be responsible for its 4.6% share of the costs (10% of our interest). Michael Rose and Robert Frost, who became directors of our company effective May 5, 2008, are the beneficial owners and directors of Aimwell Energy Ltd. Aimwell Energy Ltd. will receive no cash or stock payment, other than the carried interest.

On February 27, 2008, we entered into an agreement of intentions to purchase the Geneseo-Edwards Program with Hodgden & Associates. Pursuant to the agreement, we have an exclusive right to purchase the program until July 31, 2008. If we purchase the program, the terms of the agreement will be as follows: (i) the three leases of the program are located in Ellsworth County, Kansas. A mutual area of interest will be established to cover the entire leases in addition to some of the surrounding areas. An overriding royalty in an amount equal to the overriding royalty interests retained by Mr. Hodgden and

Dr. Knight, two partners of Hodgden & Associates, will also be assigned at no cost to Mr. Hodgden and Dr. Knight by us in all additional acreage acquired in any manner by us within the mutual area of interest; (ii) we will pay Mr. Hodgden and Dr. Knight $80,000 and Hodgeden and Associates will sell and assign an 80% net revenue interest (100% working interest) in the three leases. The landowner royalty on each of these leases is 12.5% and Hodgeden and Associates will retain an overriding royalty interest of 7.5% in each lease; and (iii) we will be expected to drill a minimum of ten wells on these leases and we will have to drill and establish production on each lease before the expiration date of each lease. The expiration dates of these leases are November 19, 2008, August 19, 2009, and August 31, 2009. If we fail to drill and establish production on each lease before the expiration date, we will have to pay $150,000 per lease lost to Hodgden & Associates. We must be prepared to act under this agreement by no later than July 31, 2008 by paying $80,000 due to Hodgeden and Associates for the existing leases. If we fail to do so, we will have to pay $175,000 to Hodgeden & Assocaites and release Hodgden & Associates to find another buyer for the Program.

Our Current Business

We are a development stage company engaged in the identification, acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We were previously engaged in mineral resource exploration. Because we have not discovered any economically viable mineral deposit on our mineral property, we decided to change the direction of our exploration activities to oil and gas sectors. We have oil and gas leases in Alaska, farm-in interests in the licenses covering blocks in the UK North Sea, and joint venture interests in a gas well in Texas, and an exclusive right to purchase leases in Kansas.

In addition to the exploration and development activities in the U.S. and U.K., we are also actively seeking opportunities in other global regions with a particular focus and interest in the emerging market sector. We believe that there are many small field developments available which are in the “already proven/near production” stage where our strategic development skills and the experience of our management team would give us an advantage compared to comparably sized oil companies. Our search has highlighted several prospects in Russia and the Commonwealth of Independent States as well as the Caspian region as a whole which are not the subject of a confidentiality agreement with the principals who hold the rights/licenses to the various fields. We would also consider entering into a joint venture to develop a small oil field in this area if the economics and political risk meet our criteria.

There is no assurance that a commercially viable oil and gas reserve exists on any of our current and future properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. To date, we do not know if an economically viable oil and gas reserve exist on any of our properties and there is no assurance that we will discover one.

Our plan of operation is to conduct exploration work on each of our properties in order to ascertain whether any of them possesses commercially exploitable quantities of oil and gas reserves. There can be no assurance that such oil and gas reserves exist on any of our properties.

Even if we complete our proposed exploration programs on our properties and we are successful in identifying an oil and gas reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know whether we have a commercially viable oil and gas reserve.

Competition

We are a development stage company engaged in the acquisition of prospective oil and gas properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local and foreign governmental regulations. We may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

If we proceed with the development of our current and future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, local and foreign laws and regulations relating primarily to the protection of human health and the environment. As we have not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

As of June 10, 2008, we had 5 full-time employees and 7 part time employees. We have three executive officers. Richard Moore serves as our President and Chief Executive Officer. Alexander Craven serves as our Vice President, Finance and Compliance Officer. William MacNee serves as our Chief Operating Officer.

We periodically hire independent contractors to execute our acquisition, exploration and development, if any, activities. We may hire additional employees when circumstances warrant.

Item 2. Description of Property.

Our executive and head offices are located at 64 Knightsbridge, London SW1X 7JF, England. We lease our offices with a size of 350 square feet at £5,750 plus value added tax per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Alaska

North Slope

Leases Acquired from Fox Petroleum LLC

On August 14, 2007, we acquired 11 oil and gas leases in North Slope, Alaska under the lease purchase and sale agreement that we entered into with Fox Petroleum LLC on May 29, 2007. Effective March 1, 2008, we acquired 12th oil and gas lease under the agreement. These leases have been assigned to our wholly owned subsidiary, Fox Petroleum (Alaska) Inc. We have combined 100% working interests in these 12 state-issued oil and gas leases subject to a royalty of 16.67% to the State of Alaska and a private royalty of 5%.

The 12 leases under the lease purchase and sale agreement comprise approximately 32,490 acres. Eleven of the leases that we acquired under the agreement are contiguous and are in a treeless, tundra-covered area of low topographic relief traversed by channels of the Sagavanirktok River delta and are underlain by continuous permafrost to a depth of at least 1,000 feet. These leases have an average elevation of less than 50 feet above sea level. The twelfth lease, located further south along the haul road and pipeline is also in a treeless, tundra-covered area of low topographic relief, and has an elevation of about 260 feet.

One of these leases expires on August 31, 2012, 8 of these leases expire on January 31, 2014, and 3 of these leases expire on February 29, 2014. There are no work commitments. We are required to pay $1 per acre in the first year then increasing by $0.50 per annum up to $3 in the fifth year in order to maintain the leases.

Leases Acquired from Daniel Donkel and Samuel Cade

On October 10, 2007, our wholly owned subsidiary, Fox Petroleum (Alaska) Inc., entered into a purchase agreement with Daniel Donkel and Samuel Cade to acquire a 100% working interest on 8 oil and gas leases located in the North Slope, Alaska in consideration for $250,000 and 400,000 shares of our common stock. On November 2, 2007, the purchase agreement was amended to add us as a party to the purchase agreement. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of these 8 oil and gas leases were completed effective March 1, 2008.

The 8 leases under the purchase agreement comprise approximately 40,747 acres. These leases expire between January 31, 2012 and February 29, 2012.

Cook Inlet

On October 10, 2007, through Fox Petroleum (Alaska) Inc., we entered into a lease purchase agreement with Daniel Donkel and Samuel Cade to acquire 6 oil and gas leases located in the Cook Inlet, Alaska in consideration for $750,000. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of 3 oil and gas

leases that had been issued were completed effective March 1, 2008. The other 3 oil and gas leases have been issued, but are not assigned to us yet.

The 6 leases under the lease purchase agreement comprise approximately 46,000 acres. All of these leases expire on September 30, 2013.

UK North Sea

The Bourbon Prospect

On November 8, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we entered into a farm-in agreement with Valiant North Sea Limited and Petrofac Energy Developments Limited. Pursuant to the farm-in agreement, Valiant North Sea Limited and Petrofac Energy Developments Limited agreed to assign a total of 46% interests in the southern part of block 211/17 (approximately 29,651 acres) located in the UK North Sea. In consideration for the 46% interest, we agreed to pay for 89% of the cost of drilling an exploration well on the southern part of the block and perform certain related works to the drilling an exploration well. When we acquire the 46% interest, Valiant North Sea Limited will have a 30% interest and Petrofac Energy Developments Limited will have a 24% interest.

We are required to spud the exploration well before December 31, 2008 unless the parties agree to a later date. Our primary target for the exploration well is the Bourbon prospect located in the southern part of block 211/17.

On January 24, 2008, we agreed to jointly participate with Aimwell Energy Limited to identify a potential farm-in or acquisition opportunity and transferred a 4.6% carried interest in the license block to Aimwell Energy Limited until a full development plan is approved by the U.K. government.  Thereafter, Aimwell Energy Limited will be responsible for its 4.6% share of the costs (10% of our interest). Michael Rose and Robert Frost, who became directors of our company effective May 5, 2008, are the beneficial owners and directors of Aimwell Energy Ltd. Aimwell Energy Ltd. will receive no cash or stock payment, other than the carried interest.

The Anglesey Prospect

On June 8, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we entered into the farm-in agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited and on July 31, 2007, we completed the acquisition of the farm-in interests under the farm-in agreement. Pursuant to the terms of the farm-in agreement, we acquired a total of 33.33% interests in a UK petroleum production license. This license P1211 covers blocks 14/9a and 14/14b located in the UK North Sea. In consideration for the farm-in interests, we agreed to fund 100% of the high resolution 2D seismic survey and pseudo 3D processing over the license and our 33.33% share of the license budget costs from June 1, 2007.

In addition to the acquisition of the 33.33% interests in the license, we obtained an exclusive, non transferable option to acquire an additional 26.67% interest in the license. The option will continue to be valid and exercisable by us until 28 days after our receiving the processed seismic data from the high resolution 2D seismic survey and processing. To acquire the additional 26.67% interest in the license, we will have to pay 46.67% of the cost of an exploration well in addition to our existing obligation to fund 33.33% of the cost of the exploration well under the farm-in agreement.

The two blocks covered by the license are located off the east coast of the United Kingdom which contains the Anglesey Prospect. They are located in around 130m water depth some 150 km north-east of St. Fergus, and 30 km north of the Claymore field. The blocks comprise approximately 37,065 acres.

Texas

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

Drilling activities commenced in November 2007 for the reworking of the gas well and the initial test production from the gas well came onstream in early January 2008. It is now being re-entered to perforate the Wolfcamp zone to boost production.

Kansas

On February 27, 2008, we entered into an agreement of intentions to purchase the Geneseo-Edwards Program with Hodgden & Associates. Pursuant to the agreement, we have an exclusive right to purchase the program until July 31, 2008. The program consists of three leases comprising 320 acres and these leases are located in Ellsworth County, Kansas. The expiration dates of these three leases are November 19, 2008, August 19, 2009, and August 31, 2009.

UK Onshore

On May 28, 2008, we acquired four 10km x 10km UK onshore license blocks in the south of England. The United Kingdom government made available this Petroleum Exploration and Development License and awarded the blocks totaling 400 km sq to our company and Aimwell Energy Ltd. in the latest round of onshore licensing. We have retained a 90% interest in the four blocks and Aimwell Energy Ltd. retained a 10% interest.

In return for the license, we will have to shoot 60 km of 2D seismic within the 6-year term of the license. Interpretation and analysis of the seismic data acquired will help further define the prospect, after which we will have an option to drill a well, or simply relinquish the license.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market information

Our common stock is quoted on the OTC Bulletin Board under the symbol “FXPT”. Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the name “Nova Resources Inc.” under the symbol, “NVRS”. On January 11, 2007, we effected a 6 for 1 forward stock split of our authorized, issued and outstanding common stock and our trading symbol was changed to “NVAR.” On February 5, 2007, we changed our name to “Fox Petroleum Inc.” upon completion of our merger with our wholly owned subsidiary, “Fox Petroleum Inc.” and our trading symbol was changed to “FXPE”. On April 21, 2008, we effected a 1 for 5 reverse stock split of our authorized, issued and outstanding common stock and our trading symbol was changed to “FXPT”.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. We obtained the following high and low bid information from OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on June 10, 2008, was $3.84 per share.

Quarter Ended	Bid High	Bid Low
05/31/2006	$0.00	$0.00
08/31/2006	$0.00	$0.00
11/30/2006	$1.75	$1.50
02/28/2007	$16.3	$1.30
05/31/2007	$7.50	$3.00
08/31/2007	$14.9	$5.05
11/30/2007	$17.8	$4.35
02/29/2008	$6.75	$2.35

Transfer Agent

The transfer agent and registrar for our common stock is Empire Stock Transfer Inc., 2470 St. Rose Pkwy, Suite 304, Henderson, NV 89074; Tel: 702-818-5898, Fax: 702-974-1444; e-mail: info@empirestock.com

Holders of Common Stock

As of May 28, 2008, we have 34 shareholders holding 14,968,245 shares of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

Company Overview

We are a development stage company engaged in the identification, acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We were previously engaged in mineral resource exploration. Because we have not discovered any economically viable mineral deposit on our mineral property, we decided to change the direction of our exploration activities to oil and gas sectors. We have oil and gas leases in Alaska, farm-in interests in the licenses covering blocks in the UK North Sea, and joint venture interests in a gas well in Texas, and an exclusive right to purchase leases in Kansas.

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

Drilling activities commenced in November 2007 for the reworking of the gas well and the initial test production from the gas well came onstream in early January 2008. It is now being re-entered to perforate the Wolfcamp zone to boost production.

We are currently considering other similar oil and gas well re-entry opportunities in this area. Given the nature of the projects, it is not possible to define exact locations of our targets for 2008. However, we intend to participate in a minimum of 4 workover projects onshore in the United States in 2008 at an estimated cost of $800,000.

Cook Inlet, Alaska

Leases Acquired from Daniel Donkel and Samuel Cade

On October 10, 2007, through Fox Petroleum (Alaska) Inc., we entered into a lease purchase agreement with Daniel Donkel and Samuel Cade to acquire 6 oil and gas leases located in the Cook Inlet, Alaska in consideration for $750,000. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of 3 oil and gas leases that had been issued were completed effective March 1, 2008. The other 3 oil and gases have been issued, but are not assigned to us yet.

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

Stage four is the purchase of the available seismic data on the leases. We ordered the seismic data and plan to drill 2 wells during the 2008-2009 drilling season.

North Slope, Alaska

Leases Acquired from Fox Petroleum LLC

On August 14, 2007, we acquired 11 oil and gas leases in North Slope, Alaska under the lease purchase and sale agreement that we entered into with Fox Petroleum LLC on May 29, 2007. Effective March 1, 2008, we acquired 12th oil and gas lease under the agreement. These leases have been assigned to our wholly owned subsidiary, Fox Petroleum (Alaska) Inc. We have combined 100% working interests in these 12 state-issued oil and gas leases subject to a royalty of 16.67% to the State of Alaska and a private royalty of 5%.

We intend to conduct an aggressive exploration and appraisal program on the 12 oil and gas leases acquired under the lease purchase and sale agreement with Fox Petroleum LLC, over the next two years.

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

We are currently discussing with other Alaskan explorers on re-entry. We are discussing with Petroleum Geo-Services and another major company on seismic data.

Leases Acquired from Daniel Donkel and Samuel Cade

On October 10, 2007, our wholly owned subsidiary, Fox Petroleum (Alaska) Inc., entered into a purchase agreement with Daniel Donkel and Samuel Cade to acquire a 100% working interest on 8 oil and gas leases located in the North Slope, Alaska in consideration for $250,000 and 400,000 shares of our common stock. On November 2, 2007, the purchase agreement was amended to add us as a party to the purchase agreement. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of these 8 oil and gas leases were completed effective March 1, 2008.

We are currently seeking to acquire all available data on these leases, such as seismic, gravity, and magnetic data, which we plan to tie in with the existing well logs and other offset and analog data. We are currently discussing with other Alaskan explorers on re-entry. We are discussing with Petroleum Geo-Services and another major company on seismic data.

UK North Sea

The Anglesey Prospect

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

We are completing interpretation of processed data and finalizing a location of an exploration well. We plan to drill the well once the location is set.

The Bourbon Prospect

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

Under a separate agreement with Aimwell Energy Ltd, we agreed to transfer a 4.6% carried interest (10% of our acquired interest) to Aimwell Energy Ltd. in recognition of its experience and technical support in defining and developing the prospect. Michael Rose and Robert Frost, who became directors of our company effective May 5, 2008, are the beneficial owners and directors of Aimwell Energy Ltd. Aimwell Energy Ltd. will receive no cash or stock payment, other than the carried interest.

On April 15, 2008, we signed a letter of commitment with Senergy Limited, an international integrated oil services company, to utilize the Byford Dolphin semi-submersible drilling rig to drill a well on our Bourbon prospect. Senergy Limited countersigned the letter of commitment on May 5, 2008.

On May 21, 2008, we signed a letter of commitment whereby we agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000. We also committed to enter into a well project management and integrated services contract for the management of a well program on the rig. We are also obligated to pay a fee of $1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if we use the rig, but not the integrated project management services.

Kansas

On February 27, 2008, we entered into an agreement of intentions to purchase the Geneseo-Edwards Program with Hodgden & Associates. Pursuant to the agreement, we have an exclusive right to purchase the program until July 31, 2008. The program consists of three leases comprising 320 acres and these leases are located in Ellsworth County, Kansas. The expiration dates of these three leases are November 19, 2008, August 19, 2009, and August 31, 2009.

We plan to conduct 10 well drilling program over the next 6 months. We are currently trying to obtain a rig and tubulars.

UK Onshore

On May 28, 2008, we acquired four 10km x 10km UK onshore license blocks in the south of England. The United Kingdom government made available this Petroleum Exploration and Development License and awarded the blocks totaling 400 km sq to our company and Aimwell Energy Ltd. in the latest round of onshore licensing. We have retained a 90% interest in the four blocks and Aimwell Energy Ltd. retained a 10% interest.

In return for the license, we will have to shoot 60 km of 2D seismic within the 6-year term of the license. Interpretation and analysis of the seismic data acquired will help further define the prospect, after which we will have an option to drill a well, or simply relinquish the license.

Anticipated Cash Requirements

We estimate our minimum operating expenses and working capital requirements for the next 12 month period to be as follows:

Estimated Operating Expenses For the Next 12 Month Period
Exploration Costs	$35,000,000
Employee and Consultant Compensation	1,000,000
Professional Fees	350,000
General and Administrative Expenses	250,000

Total	$36,600,000

Exploration Costs

We estimate that our exploration costs on our leases in Cook Inlet, Alaska will be approximately $12,000,000 during the next 12 months, which will include the costs of completing the four-stage development on the Catcher’s Mitt prospect.

We estimate that our exploration costs on our leases in North Slope, Alaska (mainly to obtain seismic data) will be approximately $5,000,000 during the next 12 months, which will include modeling the geological structure surrounding and including the leases based on the direct and offset data available to us and re-processing the available seismic data and the use of electromagnetic and gravity survey process.

We estimate that our exploration costs on our farm-in interests in the UK North Sea licenses will be approximately $18,000,000 during the next 12 months, which will include drilling 2 exploration wells. These costs may be substantially reduced depending on our ability to farm out a reasonable percentage of our interests in the Anglesey and Bourbon prospects. We are currently negotiating with several North Sea venturers which have shown interest in participating in the exploration and appraisal of the two prospects. Given the perceived potential of the prospects by the interested parties, we could farm out part of our percentage interest on a promote basis whereby the incoming farminees would acquire such interest by carrying us for a substantial portion of the cost of drilling the wells.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12 month period will be approximately $300,000. We estimate that our employee compensation expenses for the next 12 month period will be approximately $700,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next 12 month period to be approximately $350,000.

General and Administrative Expenses

We anticipate spending $250,000 on general and administrative costs in the next 12 month period. These costs primarily consist of expenses such as lease payments, office supplies and office equipment.

Liquidity and Capital Resources

As of February 29, 2008, we had cash of $301,601 and working capital deficit of $329,809, compared to cash of $119,051 and working capital of $48,609 as of February 28, 2007. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Financing from EuroEnergy Growth Capital S.A.

Share Issuances to EuroEnergy Growth Capital S.A.

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

1.

On June 1, 2007, we issued 377,358.4 units of our common stock to EuroEnergy at a deemed price of $5.30 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on May 17, 2007 in the amount of $2,000,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $6.65 per common share until May 17, 2010.

2.

On August 1, 2007, we issued 31,056 units of our common stock to EuroEnergy at a deemed price of $8.05 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on July 18, 2007 in the amount of $250,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $10.05 per common share until August 1, 2010.

3.

On September 18, 2007, we issued 44,199.8 units of our common stock to EuroEnergy at a deemed price of $9.05 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on August 7, 2007 in the amount of $400,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $11.30 per common share until September 10, 2010.

4.

On September 18, 2007, we also issued 52,132.8 units of our common stock to EuroEnergy at a deemed price of $10.55 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on August 21, 2007 in the amount of $550,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $13.20 per common share until September 10, 2010.

5.

On September 27, 2007, we issued 28,708.2 units of our common stock to EuroEnergy at a deemed price of $10.45 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on September 9, 2007 in the amount of $300,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $13.05 per common share until October 1, 2007.

6.

On October 26, 2007, we issued 16,380.8 units of our common stock to EuroEnergy at a deemed price of $12.21 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 1, 2007 in the amount of $200,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $15.25 per common share until October 26, 2010.

7.

On October 26, 2007, we issued 21,097 units of our common stock to EuroEnergy at a deemed price of $11.85 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 10, 2007 in the amount of $250,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $14.80 per common share until October 26, 2010.

8.

On October 26, 2007, we issued 35,897.4 units of our common stock to EuroEnergy at a deemed price of $9.75 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 23, 2007 in the amount of $350,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $12.20 per common share until October 26, 2010.

9.

On November 28, 2007, we issued 47,337.2 units of our common stock to EuroEnergy at a deemed price of $8.45 per unit pursuant to the agreement. We gave EuroEnergy our drawdown request on October 31, 2007 in the amount of $400,000. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $10.55 per common share until November 28, 2010.

10.

On January 24, 2008, we issued 96,153.8 units of our common stock to EuroEnergy at a deemed price of $5.20 per unit pursuant to the agreement. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $6.50 per common share until January 24, 2011. We gave EuroEnergy our drawdown request on November 21, 2007 in the amount of $500,000.

11.

On March 26, 2008, we issued 43,478.2 units of our common stock to EuroEnergy at a deemed price of $3.45 per unit pursuant to the agreement. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $4.30 per common share until January 16, 2011. We gave EuroEnergy our drawdown request on January 16, 2008 in the amount of $150,000 and received the funds on January 18, 2008.

12.

On March 26, 2008, we issued 48,387 units of our common stock to EuroEnergy at a deemed price of $3.10 per unit pursuant to the agreement. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $3.90 per common share until January 30, 2011. We gave EuroEnergy our drawdown request on January 30, 2008 in the amount of $150,000 and received the funds January 31, 2008.

13.

On March 26, 2008, we issued 89,285.8 units of our common stock to EuroEnergy at a deemed price of $2.80 per unit pursuant to the agreement. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $3.50 per common share until February 11, 2011. We gave EuroEnergy our drawdown request on February 11, 2008 in the amount of $250,000 and received the funds February 12, 2008.

14.

On March 26, 2008, we issued 96,774.2 units of our common stock to EuroEnergy at a deemed price of $3.10 per unit pursuant to the agreement. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $3.90 per common share until February 26, 2011. We gave EuroEnergy our drawdown request on February 26, 2008 in the amount of $300,000 and received the funds February 28.

Promissory Notes to EuroEnergy Growth Capital S.A.

Because of changes in market conditions, EuroEnergy requested its financing to be debt financing instead of equity financing.

On April 1, 2008, EuroEnergy loaned a total of $250,000 to our company. As evidence of the loan, we have executed and delivered to EuroEnergy a promissory note dated April 1, 2008 in the principal amount of US$250,000, to be paid on the earlier of (i) the date that we obtain equity financing from a third party in the minimum amount of $1,000,000 net to our company, or (ii) April 1, 2009. For the period from the date of advance of the loan up to and including the date that we repay the loan, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, calculated and compounded monthly not in advance, until paid. Interest will be payable in a balloon payment on the date that we repay the loan.

On May 1, 2008, EuroEnergy loaned a total of $150,000 to our company. As evidence of the loan, we have executed and delivered to EuroEnergy a promissory note dated May 1, 2008 in the principal amount of US$150,000, to be paid on the earlier of (i) the date that we obtain equity financing from a third party in the minimum amount of $1,000,000 net to our company, or (ii) May 1, 2009. For the period from the date of advance of the loan up to and including the date that we repay the loan, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, calculated and compounded monthly not in advance, until paid. Interest will be payable in a balloon payment on the date that we repay the loan.

On May 23, 2008, EuroEnergy loaned a total of $50,000 to our company. As evidence of the loan, we have executed and delivered to EuroEnergy a promissory note dated May 23, 2008 in the principal amount of US$50,000, to be paid on the earlier of (i) the date that we obtain equity financing from a third party in the minimum amount of $1,000,000 net to our company, or (ii) May 23, 2009. For the period from the date of advance of the loan up to and including the date that we repay the loan, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, calculated and compounded monthly not in advance, until paid. Interest will be payable in a balloon payment on the date that we repay the loan.

On May 30, 2008 we were loaned $450,000 pursuant to a loan agreement. The principal and interest is to be paid on the earlier of (i) cash available from operations, (ii) the date that we obtain equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) August 31, 2008. This loan bears interest at 12% per annum, calculated annually. The loan is secured by our assets. As additional compensation for the loan, we will issue to EuroEnergy 150,000 shares of our common stock.

Future Financing

Based on our current plan of operations, we do not currently have sufficient amount of cash to satisfy our cash requirements for the next 12 months. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements.

Under the share issuance agreement with EuroEnergy, we may not obtain financing from anyone other than EuroEnergy for 24 months from the date of the share issuance agreement with EuroEnergy, without the prior written consent of EuroEnergy. EuroEnergy also retains first right of refusal, relating to any future financing of our company. On April 22, 2008, EuroEnergy gave us a written consent to seek alternative financing. Pursuant to the share issuance agreement with EuroEnergy, any proposed new financing is subject to approval of the terms by EuroEnergy.

We are currently in negotiation to obtain a third party financing in order to satisfy our cash requirements for our current plan of operations. We are trying to finalize the financing based on a term sheet which is described in note 10(d) to the financial statements. No assurances can be given that the terms noted in the financial statements will be the final terms or that a formal agreement will be entered into.

There are no assurances that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Going Concern

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the years ended February 29, 2008 and February 28, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Development Stage Company

We comply with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of our company as a development stage company. We are devoting substantially all of our present efforts to establish a new business and none of our planned principal operations have commenced.

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

Costs capitalized, together with the costs of production equipment, will be depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period when such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Future net cash flows from proved reserves using period-end, non-escalated prices and costs are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 25%. Royalties paid net of any tax credits received are netted with oil and gas sales.

Asset Retirement Obligations

We recognize the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At February 29, 2008, our estimate of asset retirement obligation was not significant.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitments to a plan of action based on the then known facts.

There have been no environmental expenses incurred by our company.

Advertising Costs

Advertising costs are expensed as incurred or concurrent with the first time the advertisement takes place.

Foreign Currency Translation

We use the United States of America dollar as our functional and reporting currency for consistency with registrants of the SEC and in accordance with the SFAS No. 52.

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

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and due to related parties approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

We use the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

Basic and Diluted Loss Per Share

We report basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon our net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be antidilutive.

Staff Accounting Bulletin No. 108 (“SAB 108”)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on our financial position or results from operations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The statement is to be particularly effective for our financial statements issued for our fiscal year beginning March 1, 2008. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our financial statements issued for our fiscal year beginning March 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 159 might have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. We are currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 on our consolidated financial statements.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. To date, we have not generated any revenues from our operations. We will not be able to generate significant revenues in the immediate future and our management expects operating expenses to increase substantially over the next 12 months because of our increased oil and gas exploration activities. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. In addition to our financing from EuroEnergy Growth Capital S.A., we need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the years ended February 29, 2008 and February 28, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

We are a development stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only begun engaging in the oil and gas exploration and development business since February 2007 and our company does not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

We currently have three executive officers and a limited number of full time employees and consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

Our articles of incorporation authorize the issuance of up to 90,000,000 shares of common stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Risks Related to Our Company

Our by-laws contain provisions indemnifying our officers and directors.

Our by-laws provide the indemnification of our directors and officers to the fullest extent legally permissible under the Nevada corporate law against all expenses, liability and loss reasonably incurred or suffered by him in connection with any action, suit or proceeding. Furthermore, our by-laws provides that our board of directors may cause our company to purchase and maintain insurance for our directors and officers.

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

Because most of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our directors and officers.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 7. Financial Statements.

FOX PETROLEUM INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and February 28, 2007

(Stated in US Dollars)

BDO Dunwoody LLP Chartered Accountants	#604 – 750 West Pender Street Vancouver, BC, Canada V6C 2T7 Telephone: (604) 689-0188 Fax: (604) 689-9773

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Fox Petroleum Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Fox Petroleum Inc. (the “Company”) (A Development Stage Company) and its subsidiaries as of February 29, 2008 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the year ended February 29, 2008 and for the period from November 4, 2004 (Date of Inception) to February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of the Company for the period from November 4, 2004 (Date of Inception) to February 28, 2007. Such statements are included in the cumulative inception to February 29, 2008 totals of the consolidated statements of operations, cash flows and stockholders' equity (deficiency) and reflect a net loss of 4% of the related cumulative totals. Those consolidated financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amount for the period from November 4, 2004 (Date of Inception) to February 28, 2007 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Petroleum Inc. and its subsidiaries as of February 29, 2008 and the results of their operations and their cash flows for the year then ended and for the period from November 4, 2004 (Date of Inception) to February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) “BDO Dunwoody LLP”

Chartered Accountants

Vancouver, Canada
May 30, 2008

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Fox Petroleum Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Fox Petroleum Inc. (A Development Stage Company) as of February 28, 2007 and the related statements of operations, cash flows and stockholders’ equity (deficiency) for the year ended February 28, 2007 and the period from November 4, 2004 (Date of Inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Fox Petroleum Inc. (A Development Stage Company) as of February 28, 2007 and the results of its operations and its cash flows for the year ended February 28, 2007 and the period from November 4, 2004 (Date of Inception) to February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
May 24, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604 VANCOUVER CANADA V6C 2T7	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773 E-MAIL: amishan@telus.net

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 29, 2008 and February 28, 2007
(Stated in US Dollars)

ASSETS	2008	2007

Current
Cash – general	$271,601	$119,051
– restricted	30,000	-
Prepaid expenses	63,084	-

	364,685	119,051
Oil and gas interests – Notes 4 and 10	5,800,917	-

	$6,165,602	$119,051

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 4 and 5	$664,519	$40,467
Due to related parties – Note 5	29,975	29,975

	694,494	70,442
Advisors’ fees payable in stock – Note 6(c)	35,000	-

	729,494	70,442

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4, 6, 7 and 10
Authorized:
90,000,000 common shares, par value $0.001 per share
Issued and outstanding:
14,968,245 common shares (2007: 9,860,000 common shares)	14,968	9,860
Additional paid-in capital	8,168,634	158,040
Deficit accumulated during the development stage	(2,747,494)	(119,291)

	5,436,108	48,609

	$6,165,602	$119,051

Ability to Continue as a Going Concern – Note 2
Commitments – Notes 4, 6, 7 and 10
Subsequent Events – Notes 4, 6 and 10

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended February 29, 2008 and February 28, 2007 and for the period November 4, 2004 (Date of Inception) to February 29, 2008
(Stated in US Dollars)

			November 4,
			2004 (Date of
	Year ended	Year ended	Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Expenses:
Accounting and audit fees	$63,417	$15,520	$96,930
Advertising and public relations	1,700,375	-	1,700,375
Bank charges	9,684	156	10,322
Consulting fees – Note 5	208,798	-	208,798
Filing and transfer agent	10,577	2,977	16,685
Legal fees	135,734	9,094	163,858
Management fees – Note 5	185,440	16,000	209,440
Mineral property acquisition and exploration costs	-	5,000	17,000
Office and miscellaneous – Note 5	167,336	5,808	177,244
Insurance	19,635	-	19,635
Travel and entertainment	136,563	-	136,563

Loss before other item	(2,637,559)	(54,555)	(2,756,850)

Other item:
Interest income	9,356	-	9,356

Net loss for the period	$(2,628,203)	$(54,555)	$(2,747,494)

Basic and diluted loss per share	$(0.22)	$(0.01)

Weighted average number of shares outstanding	12,418,848	9,840,274

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended February 29, 2008 and February 28, 2007 and for the period November 4, 2004 (Date of Inception) to February 29, 2008
(Stated in US Dollars)

			November 4,
			2004 (Date of
	Year ended	Year ended	Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Operating Activities
Net loss for the period	$(2,628,203)	$(54,555)	$(2,747,494)
Donated services and rent	-	9,000	21,000
Shares to be issued for advisors’ fees	35,000	-	35,000
Change in non-cash working capital balances
related to operations:
Prepaid expenses	(63,084)	-	(63,084)
Accounts payable and accrued liabilities	194,079	16,917	234,546

Net cash used in operating activities	(2,462,208)	(28,638)	(2,520,032)

Investing Activities
Increase in oil and gas interests	(3,405,242)	-	(3,405,242)
Increase in restricted cash	(30,000)	-	(30,000)

Net cash used in investing activities	(3,435,242)	-	(3,435,242)

Financing Activities
Issuance of common shares	6,050,000	100,000	6,196,900
Advance from related parties	-	29,975	29,975

Net cash provided by financing activities	6,050,000	129,975	6,226,875

Increase in cash and restricted cash during
the period	152,550	101,337	271,601

Cash, beginning of period	119,051	17,714	-

Cash and restricted cash, end of period	$271,601	$119,051	$271,601

Non-cash transactions – Note 8

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to February 29, 2008
(Stated in US Dollars)

					Deficit
					Accumulated
			Additional		During the
	*Common Shares		Paid-in	Share	Pre-exploration
	Number	Par Value	Capital	Subscriptions	Stage	Total

Capital stock issued for cash – at $0.0008333	5,880,000	$5,880	$(980)	$-	$-	$4,900
– at $0.0083333	3,840,000	3,840	28,160	-	-	32,000
– at $0.0833333	120,000	120	9,880	-	-	10,000
Donated services and rent	-	-	3,000	-	-	3,000
Net loss for the period	-	-	-	-	(18,821)	(18,821)

Balance, February 28, 2005	9,840,000	9,840	40,060	-	(18,821)	31,079
Donated services and rent	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	(45,915)	(45,915)

Balance, February 28, 2006	9,840,000	9,840	49,060	-	(64,736)	(5,836)
Capital stock issued for cash – at $5.00	20,000	20	99,980	-	-	100,000
Donated services and rent	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	(54,555)	(54,555)

Balance, February 28, 2007	9,860,000	9,860	158,040	-	(119,291)	48,609

…/cont’d

SEE ACCOMPANYING NOTES

Continued

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to February 29, 2008
(Stated in US Dollars)

					Deficit
					Accumulated
			Additional		During the
	*Common Shares		Paid-in	Share	Pre-exploration
	Number	Par Value	Capital	Subscriptions	Stage	Total

Balance, February 28, 2007	9,860,000	9,860	158,040	-	(119,291)	48,609
Capital stock issued for oil and gas interests
– Note 4(i)	4,000,000	4,000	997,702	-	-	1,001,702
Capital stock issued for cash – Note 6(a)	1,028,245	1,028	6,048,972	-	-	6,050,000
Capital stock issued for oil and gas
interests – at $12.05	80,000	80	963,920	-	-	964,000
Share subscriptions	-	-	-	35,000	-	35,000
Net loss for the year	-	-	-	-	(2,628,203)	(2,628,203)

Balance, February 29, 2008	14,968,245 $	14,968	$8,168,634	$35,000	$(2,747,494)	$5,471,108

*

The common stock issued has been retroactively restated to reflect a reverse split of 1 new share for 5 old shares, effective April 21, 2008. The par value of common stock and additional paid-in capital has been retroactively restated to reflect these changes.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008 and February 28, 2007
(Stated in US Dollars)

Note 1	Nature of Operations

Fox Petroleum Inc. (the “Company”) (A Development Stage Company) was incorporated as Nova Resources Inc. on November 4, 2004, under the laws of the State of Nevada, USA. The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

By agreement dated January 11, 2007, a wholly owned subsidiary of the Company, Fox Petroleum Inc., incorporated on January 9, 2007, under the laws of the State of Nevada, was merged into the Company for the sole purpose of changing the Company’s name. The Company became the surviving entity and changed its name from Nova Resources Inc. to Fox Petroleum Inc. to further reflect the Company’s anticipation of pursuing other business opportunities.

The Company had acquired a mineral property located in the Northwest Territories, Canada and had not determined whether this property contained reserves that were economically recoverable. During the year ended February 29, 2008, the Company changed the direction of its exploration activities from mineral properties to the acquisition, exploration and development of American and other International oil and gas projects (Note 4) and abandoned its mineral property.

The Company’s year-end is February 28.

Note 2	Ability to Continue as a Going Concern

The Company is a development stage company with oil and gas interests in Alaska, the North Sea and Texas and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements and to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 2

Note 2	Ability to Continue as a Going Concern – (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2008, the Company has a working capital deficiency of $329,809, has not yet achieved profitable operations, has accumulated losses of $2,747,494 since its inception and expects to incur further losses in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all (Note 10).

Note 3	Summary of Significant Accounting Policies

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and Fox Energy Exploration Limited, a wholly owned inactive subsidiary incorporated in England and Wales on May 17, 2007 and Fox Petroleum (Alaska) Inc., a wholly owned inactive subsidiary incorporated in Alaska, U.S.A. on April 18, 2007. All significant inter- company transactions and balances have been eliminated.

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 3

Note 3	Summary of Significant Accounting Policies – (cont’d)

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

Costs capitalized, together with the costs of production equipment, will be depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period when such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Future net cash flows from proved reserves using period-end, non-escalated prices and costs are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 25%. Royalties paid net of any tax credits received are netted with oil and gas sales.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 4

Note 3	Summary of Significant Accounting Policies – (cont’d)

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At February 29, 2008, the Company’s estimate of asset retirement obligation was not significant.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

There have been no environmental expenses incurred by the Company.

Advertising Costs

Advertising costs are expensed as incurred or concurrent with the first time the advertisement takes place.

Foreign Currency Translation

The Company uses the United States of America dollar as its functional and reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the Comprehensive Income Account in Stockholders’ Equity, if applicable.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 5

Note 3	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation – (cont’d)

Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the Statement of Operations, if applicable.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and due to related parties approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 6

Note 3	Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be antidilutive.

Staff Accounting Bulletin No. 108 (“SAB 108”)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on the Company’s financial position or results from operations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be particularly effective for the Company’s financial statements issued for its fiscal year beginning March 1, 2008. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued for its fiscal year beginning March 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 7

Note 3	Summary of Significant Accounting Policies – (cont’d)

Recently Issued Accounting Pronouncements – (cont’d)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

Note 4	Oil and Gas Interests – Note 10

				February 28,
	February 29, 2008			2007
	United	United
	States	Kingdom	Total	Total

Unproved properties
- acquisition costs	$3,533,282	$-	$3,533,282	$-
- exploration costs	67,168	2,200,467	2,267,635	-

	$3,600,450	$2,200,467	$5,800,917	$-

i)

On May 29, 2007, the Company entered into a Lease Purchase and Sale Agreement with a company to acquire a combined 100% working interest in 12 state-issued oil and gas leases in the North Slope of Alaska. These leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5% of net revenue. In consideration for the oil and gas leases, the Company issued 4,000,000 restricted common shares of the Company valued at $1,001,702, the transferor’s historical cost. The valuation is based the SEC Staff Accounting Bulletin, Topic 5, G.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 8

Note 4	Oil and Gas Interests – Note 10 - (cont’d)

	i)	– (cont’d)

Pursuant to underlying agreements on the property, the Company is obligated to drill one test well to at least 10,000 feet on or before August 14, 2011, four test wells to at least 4,000 feet on or before February 20, 2012, and one test well to at least 4,000 feet on or before January 16, 2012. The Company is currently unable to quantify their estimate of the cost of these wells.

ii)

Pursuant to a farm-in agreement dated June 8, 2007, the Company agreed to acquire a 33.33% interest in two UK petroleum production licenses (“Licenses”). The Licenses are located in the UK North Sea and have since been merged into one traditional license. As consideration for the Licenses, the Company agreed to fund 100% of the seismic costs and its 33.33% share of the License budget costs as agreed by the parties. The Company also has the option to acquire an additional 26.67% interest in the Licenses by paying an additional 46.67% of the dry-hole costs of an exploration well. The option is effective from completion of the transfer of the assigned interest to the Company and shall continue to be valid and exercisable until 28 days after receipt by the Company of the processed seismic data and final interpretation.

iii)

Pursuant to a subscription agreement dated October 9, 2007, the Company acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for US$500,000.

iv)

By a purchase agreement dated October 10, 2007 and amended November 2, 2007, the Company acquired 8 oil and gas leases located in the North Slope of the State of Alaska for $850,000 including cash of $250,000 and $600,000 paid by the issuance of 80,000 common shares of the Company. The fair value of the shares issued was $964,000 and consequently a further $364,000 has been recorded for this portion of the purchase agreement. These leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. Two of the leases acquired pursuant to this agreement are part of the Cook Inlet project described in the following paragraph.

v)

By a purchase agreement dated October 10, 2007, the Company acquired 6 oil and gas leases located in Cook Inlet of the State of Alaska for $750,000, payable in installments on or before March 7, 2008. At February 29, 2008, the Company had paid $600,000 and $150,000 is included in accounts payable (paid subsequent to February 29, 2008). Included in these leases were 3 unissued leases that the vendors owned the rights thereto. Subsequent to February 29, 2008 these leases were issued but are not yet assigned to the Company. The leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5% of net revenue.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 9

Note 4	Oil and Gas Interests – Note 10 - (cont’d)

	vi)	On November 16, 2007, the Company entered into a farm-out agreement dated November 8, 2007 wherein the Company would be assigned a total of 46% interest in a license block in the UK North Sea. In consideration for the assignment, the Company must pay for 89% of the cost of drilling an exploration well. The Company is also required to pay for 46% of license costs. On January 24, 2008, the Company agreed to jointly participate with another company to identify a potential farm-in or acquisition opportunity and transferred a 4.6% carried interest in the license block to that company until a full development plan is approved by the U.K. government. Thereafter, that company will be responsible for its 4.6% share of the costs (10% of the Company’s interest). Subsequent to the transfer, this company became related to the Company as two of its beneficial owners became directors of the Company.

At February 29, 2008, no costs have been incurred for this interest. The spud date of the well shall be before December 31, 2008.

	vii)	By a letter agreement dated February 27, 2008, the Company has the exclusive option to purchase an 80% net revenue interest in three oil leases in Ellsworth County, Kansas, USA for $80,000 until July 31, 2008. Failure to pay the $80,000 by July 31, 2008 will activate a penalty of $175,000. The leases are subject to a landowner royalty of 12.5% and an overriding royalty of 7.5% retained by vendors. The Company must drill at least one well on each lease before the leases expire on November 19, 2008, August 19, 2009 and August 31, 2009 or pay the vendor a penalty of $150,000.

Note 5	Related Party Transactions – Notes 4 and 10

Directors and officers of the Company provide consulting and management services to the Company as follows:

			November 4,
	Year	Year	2004 (Date of
	ended	ended	Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Consulting fees	$154,728	$-	$154,728
Management fees	185,440	16,000	209,440
Office and miscellaneous	-	3,000	7,000

	$340,168	$19,000	$371,168

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 10

Note 5	Related Party Transactions – Notes 4 and 10 – (cont’d)

Included in management fees is $Nil (2007: $6,000) for the fair value of services contributed by an officer of the Company and $Nil (2007: $3,000) for the fair value of office premises contributed by an officer of the Company.

Included in accounts payable and accrued liabilities at February 29, 2008 is $22,438 (2007: $10,000) owed to directors of the Company for expenses incurred on behalf of the Company.

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment. These amounts are due to the director of the Company and a company controlled by a director of the Company.

Note 6	Capital Stock – Notes 4, 7 and 10

Effective January 11, 2007 the Company effected a forward stock spilt of the authorized, issued and outstanding shares of common stock on a six new for one old basis. Authorized capital increased from 75,000,000 common shares to 450,000,000 common shares. Effective April 21, 2008 the Company effected a reverse stock split of authorized, issued and outstanding shares of common stock on a one new for five old basis. Authorized capital decreased from 450,000,000 to 90,000,000 and outstanding common stock decreased from 74,841,228 to 14,968,246 shares. These financial statements have been retroactively restated to reflect these changes.

Commitments:

	a)	Share Issuance Agreement:

On May 17, 2007, the Company entered into a share issuance agreement with a subscriber that will allow the subscriber to advance up to $8,000,000 to the Company in exchange for units of the Company. The units will be issued at a price equal to 80% of the volume-weighted average of the closing price of common share for the 10 banking days immediately preceding the date of the notice. Each unit will consist of one common share of the Company and one common share purchase warrant. Each common share purchase warrant will entitle the subscriber the right to purchase one additional common share at 125% of the price of the units for a period of three years. Should the Company seek alternative sources of financing this subscriber has the right to approve the terms.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 11

Note 6	Capital Stock – Notes 4, 7 and 10 – (cont’d)

Commitments: – (cont’d)

	a)	Share Issuance Agreement: – (cont’d)

Shares issued under the agreement were as follows:

	Number of	Issue	Total
Issue Date	Units	Price	Proceeds

May 17, 2007	377,358	$5.30	$2,000,000
August 1, 2007	31,056	$8.05	250,000
September 18, 2007	44,199	$9.05	400,000
September 18, 2007	52,133	$10.55	550,000
September 27, 2007	28,708	$10.45	300,000
October 26, 2007	16,381	$12.21	200,000
October 26, 2007	21,097	$11.85	250,000
October 26, 2007	35,897	$9.75	350,000
November 28, 2007	47,337	$8.45	400,000
January 16, 2008	43,478	$3.45	150,000
January 24, 2008	96,154	$5.20	500,000
January 30, 2008	48,387	$3.10	150,000
February 11, 2008	89,286	$2.80	250,000
February 26, 2008	96,774	$3.10	300,000

	1,028,245		$6,050,000

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 12

Note 6	Capital Stock – Notes 4, 7 and 10 – (cont’d)

Commitments: – (cont’d)

	b)	Share Purchase Warrants

As at February 29, 2008, there are 1,048,246 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

Number of	Exercise
Warrants	Price	Expiry Date

20,000	$6.25	February 23, 2010
377,358	$6.65	May 17, 2010
31,056	$10.05	August 1, 2010
44,199	$11.30	September 10, 2010
52,133	$13.20	September 10, 2010
28,708	$13.05	October 1, 2010
16,381	$15.25	October 26, 2010
21,097	$14.80	October 26, 2010
35,897	$12.20	October 26, 2010
47,337	$10.55	November 28, 2010
43,478	$4.30	January 16, 2011
96,154	$6.50	January 24, 2011
48,387	$3.90	January 30, 2011
89,286	$3.50	February 11,2011
96,774	$3.90	February 26, 2011

1,048,245

The summary of the changes in the Company’s share purchase warrants for the years ended February 29, 2008 and February 28, 2007 is presented below:

	February 29, 2008		February 28, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of the
year	20,000	$6.25	-
Issued	1,028,246	$7.36	20,000	$6.25

Balance, end of year	1,048,246	$7.34	20,000	$6.25

The remaining average life of the warrants at February 29, 2008 is 2.57 years (February 28, 2007: 2.99 years).

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 13

Note 6	Capital Stock – Notes 4, 7 and 10 – (cont’d)

Commitments: – (cont’d)

	c)	Share Subscriptions

During the year ended February 29, 2008, the Company accrued $35,000 (2007: $Nil) for the fair value of common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated August 17, 2007 whereby the Company has agreed to issue a total of 50,000 common shares as compensation to the members of the BOA.

Note 7	Commitments – Notes 4, 6 and 10

	a)	By an agreement dated May 22, 2007, the Company engaged an independent analyst to provide continuing research coverage regarding the Company beginning May 22, 2007 until May 31, 2009. The Company is required to pay $5,000 (paid) before commencement of work and twenty-four installments of $1,750.

	b)	By agreements dated June 8, 2007, the Company agreed to pay three directors of the Company a total amount of $20,000 per month for an indefinite period for consulting and management services to the Company. The agreements may be terminated at any time with cause and with three months notice without cause. On October 19, 2007 two of these agreements where amended from $12,000 to £9,000 ($17,900) per month and from $5,000 per month to £7,000 ($13,900). All other terms remained the same.

	c)	On February 15, 2008 the Company entered into a finder agreement with Partners Consulting Inc., a Florida Corporation, to introduce the Company to potential new investors. The consideration payable to Partners Consulting Inc. is 6% of the gross proceeds from any potential financing, payable in cash and by issuance of share purchase warrants equal to 6% of the gross proceeds. The warrants will have a cashless exercise and will be priced at market value as of the date of the financing and with a minimum expiry period of two years. The finder agreement is for a period of one year.

Note 8	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended February 29, 2008, the Company issued 4,000,000 common shares valued at $1,001,702, the transferor’s historical cost, and issued 80,000 common shares valued at $964,000, the fair value of the common shares, as consideration for the purchase of oil and gas interests. Accounts payable includes $429,973 of expenditures related to oil and gas projects. These transactions were excluded from the statements of cash flows.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 14

Note 9	Deferred Tax Assets

The Company's income tax expense for the years ended February 29, 2008 and February 28, 2007 differed from the United States statutory rates:

	2008	2007

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$(920,000)	$(19,000)
Increase in income taxes resulting from:
Non-deductible expenses	12,000	4,900
Change in valuation allowance	908,000	14,100

Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	2008	2007

Deferred tax assets
Net operating losses carryforward	$942,000	$34,000
Less: valuation allowance	(942,000)	(34,000)

Deferred tax assets	$-	$-

At February 29, 2008, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $2,691,000 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2024	$16,000
2025	37,000
2027	45,000
2028	2,593,000

$2,691,000

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 15

Note 9	Deferred Tax Assets – (cont’d)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

As at February 29, 2008, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

Note 10	Subsequent Events – Notes 4 and 6

a)

On April 1, 2008 the Company was loaned $250,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the Company, or (ii) April 1, 2009. For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid.

b)

On May 1, 2008 the Company was loaned $150,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 1, 2009. For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid.

	c)	Effective May 6, 2008, the Company adopted a compensation policy for its directors pursuant to which the Company will compensate each director, as follows:

		i)	a fee of $1,000 per month;
		ii)	1,000 restricted shares of the common stock of the Company per month;
		iii)	a fee of $1,000 per each quarterly board meeting attended.

d)

On May 21, 2008, the Company signed a letter of commitment whereby the Company agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000. The Company also committed to enter into a well project management and integrated services contract for the management of a well program on the rig. The company is also obligated to pay a fee of $1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if the Company uses the rig, but not the integrated project management services.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008 and February 28, 2007
(Stated in US Dollars) – Page 16

Note 10	Subsequent Events – Notes 4 and 6 – (cont’d)

e)

By a term sheet dated May 14, 2008, the Company agreed to issue a $5,000,000 convertible debenture bearing interest at 14% per annum for the first six months and 10% per annum thereafter and maturing in two years from the initial closing date. The debenture will be redeemable by the Company and will be secured by the assets of the Company and its subsidiaries. The debenture would be convertible at any time into common stock of the Company at the option of the investor.

Upon closing of the debenture agreement, the Company has agreed to issue to the investor 200,000 common shares and 500,000 share purchase warrants. The warrants will be exercisable at a price equal to the volume weighted-average price of the Company’s common stock on the date prior to closing and shall have a term of five years from the date of issuance.

The debenture would be subject to a 2% loan commitment fee due at closing, a 7% commitment amount due at closing and a $10,000 due diligence fee. The Company shall also pay a legal and documentation fee to the investor in the amount of $17,500.

The term sheet is non-binding and is subject to the parties entering into a formal agreement. No assurances can be given that the terms noted above will be the final terms or that a formal agreement will be entered into.

	f)	By a bonus agreement dated May 22, 2008 the Company agreed to issue 5,000 common shares and 5,000 British Pounds to an officer of the Company as a performance bonus.

g)

On May 23, 2008 the Company was loaned $50,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 23, 2009. For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid.

h)

On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement. The principal and interest is to be paid on the earlier of (i) cash available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) August 31, 2008. This loan bears interest at 12% per annum, calculated annually. The loan is secured by the Company’s assets. As additional compensation for the loan, the Company will issue to the lender 150,000 common shares of the Company.

i)

Subsequent to February 29, 2008, the Company was granted a 90% interest in 4 UK petroleum production licenses, located in the south of England. In order to maintain the licenses, the Company must undertake seismic exploration, estimated to cost $500,000, or the Company’s share equal to $450,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being February 29, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and Chief Executive Officer and our Vice President, Finance.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Vice President, Finance and Compliance Officer as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of February 29, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of February 29, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Item 8B. Other Information.

Effective June 10, 2008, we entered into board of advisors termination agreements with Aimwell Energy Limited (a company controlled by Robert Frost and Michael Rose, two of our directors), Black Gold Consulting Inc. (a company controlled by William MacNee, our Chief Operating Officer and director), and John Spence, our director, and Jonathan Wood, our director. We entered into these agreements in order to terminate board of advisors agreements that we previously entered into with them. In consideration for the services performed, we agreed to issue 20,000, 10,000, 10,000, 10,000 shares of our common stock to Aimwell Energy Limited, Black Gold Consulting Inc., John Spence, and Jonathan Wood, respectively.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as our directors and executive officers at the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office at the pleasure of our board of directors.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Richard Moore	President, Chief Executive Officer, Chairman, and Director	49	June 8, 2007
Alexander Craven	Vice President, Finance, Compliance Officer, Secretary, Treasurer, and Director	25	November 4, 2004
William MacNee	Chief Operating Officer and Director	53	May 5, 2008
Robert Frost	Director	57	May 5, 2008
Michael Rose	Director	50	May 5, 2008
John Spence	Director	58	May 5, 2008
Jonathan Wood	Director	45	May 5, 2008

Significant Employees

As at the date of this annual report, our significant employees, their ages, positions held, and duration of such, are as follows:

Family relationships

There are no family relationships among our directors or officers.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their business experience, principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

Richard Moore

Richard Moore has acted as our Chairman since May 5, 2008 and President, Chief Executive Officer and director since June 8, 2007. He an oil and gas industry veteran with nearly 30 years experience across almost every aspect of the industry in both commercial and technical activities. Before becoming our President and Chief Executive Officer, he worked as a consultant to the oil industry on new field development and as a lecturer in Russian universities and academies, where he taught both business and personal career development, comparing the methods used by the Eastern and Western business communities. From 1998 to 2004, he worked with Chaparral Resources, Inc./KAZ Commertz Group. He held the position of Vice President-Finance and Chief Financial Officer of Chaparral Resources, Inc., a publicly listed company in the U.S., since November 2002. He also served as Finance Director for Closed Type JSC Karakudukmunay, an operating subsidiary of Chaparral Resources, Inc. from 1998 to 2003.

Alexander Craven

Alexander Craven has acted as our Compliance Officer since May 5, 2008 and Vice President, Finance since June 8, 2007 and Secretary, Treasurer and Director since our incorporation on November 4, 2004. He was our President and Chief Executive Officer from November 4, 2004 to June 8, 2007. From September 2001 to January 2002, he provided full-time marketing, website design and video conferencing services to ITCC, a private company in Batley, West Yorkshire, England. From February 2003 to September 2003, he was employed as a management accountant with Mahony Green and Co. Accountants based in Workshop, Nottinghamshire. From 1995 to 2002, he acted as a part-time accounting consultant to Swiss Financial Services Company, a Geneva based money management company. He studied the economics at the University of Sheffield in England and is currently a candidate for the prestigious institute of Chartered Financial Analysts.

William MacNee

William MacNee has acted as our Chief Operating Officer and director since May 5, 2008. He has a Ph.D. in electrical engineering, he brings more than 30 years of international oil, gas, metals and minerals experience. He has worked throughout North and South America, Western Africa, Eastern Siberia and extensively in Kazakhstan and Kyrgystan.

He is skilled at project management, with knowledge in the areas of facilities planning, construction and implementation, gathering systems, process engineering and production operations planning and processing. From April 2006 to April 2008, he was on contract to Petrofac International and was based in Eastern Siberia as their Operations Manager on the Kovytka gas field for the client TNKBP. From March 2003 to March 2006, he held the position of Project Manager for Arctic Construction International where he handled contracts in the Tengiz field for Chevron and also in the Kashagan oil field for the Northern Constructors Consortium.

He received his Doctor of Science (Ph.D.) with Electrical Engineering Major at Concordia College and University, USA in July 2003

Robert Frost

Robert Frost has acted as our director since May 5, 2008. He is a geophysicist. From October 2006, he has been a geophysicist and director of Chartwell Energy Ltd., a company engaged in geophysical consulting. From May 2006, he has been a geophysicist and director of Aimwell Energy Ltd., a company engaged in oil and gas exploration. From 1993 to 2007, he was a geophysicist and director of Geoprognosis Ltd., a company engaged in geophysical consultancy. From 1996 to 2006, he was a geophysicist and director of Wimbledon Oil & Gas Ltd., a company engaged in oil and gas exploration.

He attended Bristol University from 1970 to 1973 and received his BSc.(Honours) in Physics.

Michael Rose

Michael Rose has acted as our director since May 5, 2008. He is a geologist. From February 2007, he has been a non-executive director of Rheochem Plc. Rheochem Plc. is a company engaged in oilfield services and listed on AIM and ASX. He is the chairman of the Rheochem’s remuneration committee and is also a member of its audit committee. From May 2006, he has been a geologist, director and company secretary of Aimwell Energy Ltd, a company engaged in oil and gas exploration. From January 1999, he was a geologist and partner of Michael Rose Geoconsulting, a company engaged in geological consultancy. From February 2003 to September 2006, he was a geologist and director of Wimbledon Oil & Gas Ltd., a company engaged in oil and gas exploration.

He attended Leicester University, UK from 1976 to 1979 where he received his BSc (Honours) in Geology and Chemistry.

John Spence

John Spence has acted as our director since May 5, 2008. For 25 years he drilled locations across the USA as a contractor, consultant and for the second half of his career, as a senior manager and member of the Parker drilling team. In the latter part of his career, he has worked in the international arena and in particular Russia and the CIS with drilling operations in the Ukraine, Sakhalin and Kazakhstan. From September 2006, he has been a consultant drilling manager of Ken Sary LLP – Kazakhstan. From March 2006 to September 2006, he was a consultant drilling manager of KKM – Kazakhstan. From August 2004 to January 2006, he was a consultant drilling manager of Uzpec – Uzbekistan. From September 1999 to May 2004, he was a consultant drilling manager of KKM – Kazakhstan.

Jonathan Wood

Jonathan Wood has acted as our director since May 5, 2008. He has extensive experience in building economic models, negotiating with institutions and government authorities, creating accounting systems, restructuring finances, putting hedges in place, conducting due diligence and developing reporting structures.

His work in the oil and gas industry has seen him spend three yeas on Sakhalin Island, six years in Kazakhstan, and the last three years in Uzbekistan. From June 2004, he has been the Finance Director and Sales and Marketing Director and Head of Representation of Uzpec Limited (later reorganized into Soyuzneftegaz Vostok. From 1999 to June 2004, he was the CFO and Finance Director of Chaparral Resources Inc., an oil and gas exploration and production company, and Kanakuduicmunay Jsc.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters, and control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 29, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Richard Moore	2(1)	2(1)	N/A
Alexander Craven	25(2)	25(2)	N/A
Richard Bullock	1(3)	1(3)	N/A

(1) Richard Moore filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities and a late Form 4 – Statement of Changes in Beneficial Ownership.

(2) Alexander Craven filed one late Form 3 – Initial Statement of Beneficial Ownership of Securities and 24 late Form 4s - Statement of Changes in Beneficial Ownership.

(3) Richard Bullock filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Effective April 17, 2008, our board of directors adopted a code of conduct and ethics that applies to all directors, officers, and employees. Our code of conduct and ethics was filed as exhibit 14.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008.

Audit Committee and Audit Committee Financial Expert

We have an audit committee which consists of Jonathan Wood, John Spence, and Robert Frost. Jonathan Wood was elected to serve as chairman. Our board of directors has determined that Mr. Wood qualifies as an “audit committee financial expert” and is independent.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 29, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended February 28, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended February 29, 2008 and February 28, 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Moore(1) President and Chief Executive Officer	2008 2007	130,704(4) N/A	10,000(4) N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	140,704 N/A
Alexander Craven Vice President, Finance and Compliance Officer, Secretary and Treasurer(2)	2008 2007	103,740(4) 16,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	103,740 16,000
William MacNee(3) Chief Operating Officer	2008 2007	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

(1)	Mr. Moore became our President and Chief Executive Officer on June 8, 2007.

(2)	Mr. Craven became our Compliance Officer on May 5, 2008.

(3)	Mr. MacNee became our Chief Operating Officer on May 5, 2008.

(4)	GBP to USD converted at the rate on February 29, 2008.

Employment Contracts and Termination of Employment Arrangements

Richard Moore

On June 8, 2007, we entered into an employment agreement with Richard Moore, pursuant to which Mr. Moore serves as our President and Chief Executive Officer. Pursuant to the employment agreement, we paid Mr. Moore $12,000 per month and agreed to reimburse him for all reasonable travelling and other expenses incurred by him in connection with his services to us. Mr. Moore was required to work at a minimum of 3 days per week for us and is entitled to a minimum annual vacation of four weeks. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause.

On October 19, 2007, we amended the employment agreement to increase the salary of Mr. Moore to £9,000 per month, payable in £4,500 bi-monthly instalments, in arrears, commencing November 1, 2007. Mr. Moore agreed to work for a minimum of 5 days per week for us.

On May 22, 2008, we entered into a bonus agreement with Mr. Moore, whereby we agreed to pay a bonus in the amount of £5,000 and issue 5,000 restricted common shares in the capital of our company for his services as a director and officer of our company.

Alexander Craven

Since January 2007, Alexander Craven had received a salary of $5,000 per month and, on June 8, 2007, we entered into a written consulting agreement with Alexander Craven, pursuant to which we agreed to pay Mr. Craven $5,000 per month and all reasonable travelling and other expenses incurred by him in connection with his duties to us. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause.

On October 19, 2007, we amended the consulting agreement to increase the fee to £7,000 monthly, commencing October 1, 2007.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

We did not grant any options or stock appreciation rights during our fiscal year ended February 29, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended February 29, 2008 by any officer or director of our company.

Directors Compensation

We did not pay director's fees or other cash compensation for services rendered as a director during our fiscal year ended February 29, 2008.

Effective May 6, 2008, we adopted a compensation policy for our independent directors pursuant to which we will compensate each independent director, as follows:

(i) a fee of $1,000 per month;

(ii) 1,000 restricted shares of our common stock per month;

(iii)a fee of $1,000 per each quarterly board meeting attended.

Our board of directors determined that Robert Frost, Michael Rose, John Spence, and Jonathan Wood are independent directors.

We have no present formal plan for compensating our non-independent directors for their services in their capacities as directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 10, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Moore President and Chief Executive Officer, Chairman and Director 1115 Finchley Road London, England NW11 0QD	Common Stock	1,200,000	8.02%
Alexander Craven Vice President, Finance, Compliance Officer, Secretary, Treasurer and Director 64 Knightsbridge London, England SW1X 7JF, UK	Common Stock	1,680,000	11.2%
William MacNee c/o Kostas Homes 29 Marko Balabanov Street Varna, 9000 Bulgaria	Common Stock	Nil	Nil
Robert Frost Cottage in the Wood Rotherfield Lane Mayfield, East Sussex TN20 6ET UK	Common Stock	Nil	Nil
Michael Rose 10 Rosebery Avenue Harpenden, Herts, AL5 2QP UK	Common Stock	Nil	Nil
John Spence 10303 Norfolk Avenue Lubbock, Texas 79423	Common Stock	Nil	Nil

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jonathan Wood 48 Zarbog Street Tashkent, Uzbekistan	Common Stock	Nil	Nil
Richard Bullock 2 Firview Place Port Moody, British Columbia V3H 5H6 Canada	Common Stock	4,000,000	26.7%
EuroEnergy Growth Capital S.A. Salduba Building, Top Floor rd 53 East Street Urbanizacion Obarrio, Panama 5	Common Stock	(2) 2,056,490	(2) 12.9%
Directors and Executive Officers as a Group (7 persons)	Common Stock	2,880,000	19.2%

(1)

Based on 14,968,245 shares of common stock issued and outstanding as of June 10, 2008. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes warrants to purchase an aggregate of 1,028,245 shares of common stock exercisable within 60 days of June 10, 2008.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 28, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Richard Bullock

Richard Bullock was our Chairman and director from June 8, 2007 to May 1, 2008 and owns 26.7% of the issued and outstanding shares of our common stock as of June 10, 2008.

On May 29, 2007, we entered into the lease purchase and sale agreement with Fox Petroleum LLC, a Nevada company, to acquire a combined 100% working interests in 12 state-issued oil and gas leases in North Slope, Alaska. These leases are subject to a royalty of 16.67% to the State of Alaska and a private royalty equal to 5%. In consideration for the oil and gas leases, we issued 20,000,000 (4,000,000 post-reverse stock split) restricted common shares of our company to Richard Bullock, the 100% owner of Fox Petroleum LLC. Acquisitions of 11 oil and gas leases under the agreement with Fox Petroleum LLC was completed on August 14, 2007, while that of 12th oil and gas lease was completed effective March 1, 2008. These leases have been assigned to our wholly owned subsidiary, Fox Petroleum (Alaska) Inc.

On June 8, 2007, we entered into a consulting agreement with Richard Bullock, our former Chairman and director, pursuant to which we pay Mr. Bullock $3,000 per month and all reasonable travelling and other expenses actually and properly incurred by him in connection with his duties. On May 1 , 2008, we terminated this agreement.

Aimwell Energy Limited

Michael Rose and Robert Frost are the beneficial owners and directors of Aimwell Energy Ltd.

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

On January 24, 2008, we agreed to jointly participate with Aimwell Energy Limited to identify a potential farm-in or acquisition opportunity and transferred a 4.6% carried interest in the license block to Aimwell Energy Limited until a full development plan is approved by the U.K. government. Thereafter, Aimwell Energy Limited will be responsible for its 4.6% share of the costs (10% of our interest). Michael Rose and Robert Frost, who became directors of our company effective May 5, 2008, are the beneficial owners and directors of Aimwell Energy Ltd. Aimwell Energy Ltd. will receive no cash or stock payment, other than the carried interest.

On May 28, 2008, we acquired four 10km x 10km UK onshore license blocks in the south of England. The United Kingdom government made available this Petroleum Exploration and Development License and awarded the blocks totaling 400 km sq to our company and Aimwell Energy Ltd. in the latest round of onshore licensing. We have retained a 90% interest in the four blocks and Aimwell Energy Ltd. retained a 10% interest.

In return for the license, we will have to shoot 60 km of 2D seismic within the 6-year term of the license. Interpretation and analysis of the seismic data acquired will help further define the prospect, after which we will have an option to drill a well, or simply relinquish the license.

Board of Advisors

Effective August 17, 2008, we appointed William MacNee, Robert Frost, Michael Rose, John Spence, and Jonathan Wood to our board of advisors. We also entered into board of advisors agreements with Aimwell Energy Limited (a company controlled by Robert Frost and Michael Rose), Black Gold Consulting Inc. (a company controlled by William MacNee), John Spence, and Jonathan Wood, whereby we agreed to grant 20,000, 10,000, 10,000, and 10,000 shares of our common stock, respectively, for each completed year of the services.

Effective May 5, 2008, all five of them became our directors and the board of advisors was dissolved. Also effective June 10, 2008, we entered into board of advisors termination agreements, whereby we terminated the board of advisors agreements and agreed to issue 20,000, 10,000, 10,000, 10,000 shares of our common stock to Aimwell Energy Limited, Black Gold Consulting Inc., John Spence, and Jonathan Wood, respectively, for the services performed by them.

Richard Moore and Alexander Craven

For information regarding compensation of Richard Moore, our President and Chief Executive Officer and Alexander Craven, our Vice President, Finance and Compliance Officer, please see “Item 10. Executive Compensation.”

EuroEnergy Growth Capital S.A.

EuroEnergy Growth Capital S.A. owns 1,028,245 shares of our common stock (representing 6.87% of our issued and outstanding shares of common stock as of June 10, 2008) and warrants to purchase 1,208,245 shares of our common stock.

For information regarding the transactions with EuroEnergy Growth Capital S.A., please see “Item 6. Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.”

Director Independence

Our board of directors is presently composed of seven directors, consisting of Richard Moore, Alexander Craven, William MacNee, Robert Frost, Michael Rose, John Spence, and Jonathan Wood. Richard Bullock was our director from June 8, 2007 to May 1, 2008.

Our board of directors determined that Robert Frost, Michael Rose, John Spence, and Jonathan Wood are independent directors under a definition of “independent director” of the American Stock Exchange. We believe that Richard Bullock was also an independent director under the same definition.

We have following committees and committee members.

Audit Committee	Compensation Committee	Nominating Committee
Jonathan Wood (Chair)	Jonathan Wood (Chair)	John Spence (Chair)
John Spence	John Spence	Michael Rose
Robert Frost	Michael Rose	Robert Frost

All of our committee members are independent under the applicable committee independence standards of the American Stock Exchange.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
(3)	(i) Articles of Incorporation and (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on August 19, 2005)
3.2	Certificate of change filed with the Secretary of State of Nevada on January 2, 2007 and which is effective on January 11, 2007 (incorporated by reference from our current report on Form 8-K filed on January 12, 2007)
3.3	Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (incorporated by reference from our current report on Form 8-K filed on February 7, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on April 4, 2008 (incorporated by reference from our current report on Form 8-K filed on April 21, 2008)
3.5	Amended and Restated Bylaws (incorporated by reference from our current report on Form 8-K filed on April 30, 2008)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement dated February 23, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)
10.2	Lease Purchase and Sale Agreement dated May 29, 2007 ((incorporated by reference from our current report on Form 8-K filed on May 31, 2007)
10.3	Share Issuance Agreement dated May 17, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)
10.4	Farm-In Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.5	Employment Agreement dated June 11, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.6	Escrow Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.7	Consulting Agreement dated June 12, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.8	Consulting Agreement dated June 12, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.9	Subscription Agreement between Trius Energy, LLC and our company (incorporated by reference from our current report on Form 8-K filed on October 19, 2007)
10.10	Amendment to Employment Agreement dated October 19, 2007 (incorporated by reference from our quarterly report on Form 10-QSB filed on October 22, 2007)
10.11	Amendment to Consulting Agreement dated October 19, 2007 (incorporated by reference from our quarterly report on Form 10-QSB filed on October 22, 2007)
10.12	Farm-Out Agreement dated November 8, 2007 between Valiant North Sea Limited, Petrofac Energy Developments Limited and Fox Energy Exploration Limited (incorporated by reference from our current report on Form 8-K filed on November 23, 2007)
10.13	Purchase Agreement (North Slope Leases) dated October 10, 2007 (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)
10.14	Amendment Agreement No. 1 to Purchase Agreement (North Slope Leases) dated November 2, 2007 (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)
10.15	Purchase Agreement (Cook Inlet) dated October 10, 2007 (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)
10.16	Finder Agreement with Partners Consulting, Inc. dated February 15, 2008 (incorporated by reference from our current report on Form 8-K filed on March 21, 2008)
10.17	Promissory Note dated April 1, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)

Exhibit No.	Description
10.18	Letter of Commitment with Senergy Limited (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)
10.19	Promissory Note dated May 1, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference from our current report on Form 8-K filed on May 21, 2008)
10.20	Bonus Agreement dated May 22, 2008 between Richard Moore and our company (incorporated by reference from our current report on Form 8-K filed on May 28, 2008)
10.21	Agreement of Intention to Sell/Purchase the Geneseo-Edwards Program between Hodgden & Assocaites and our company (incorporated by reference from our current report on Form 8-K filed on May 29, 2008)
10.22	Promissory Note dated May 23, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference from our current report on Form 8-K filed on June 6, 2008)
10.23*	Board of Advisors Agreement dated July 19, 2007 with Aimwell Energy Limited
10.24*	Board of Advisors Agreement dated July 19, 2007 with Black Gold Consulting Inc.
10.25*	Board of Advisors Agreement dated August 2007 with John Spence
10.26*	Board of Advisors Agreement dated August 2007 with Jonathan Wood
10.27*	Board of Advisors Termination Agreement dated June 10, 2008 with Aimwell Energy Limited
10.28*	Board of Advisors Termination Agreement dated June 10, 2008 with Black Gold Consulting Inc.
10.29*	Board of Advisors Termination Agreement dated June 10, 2008 with John Spence
10.30*	Board of Advisors Termination Agreement dated June 10, 2008 with Jonathan Wood
10.31*	Agreement dated January 24, 2008 with Aimwell Energy limited
10.32*	Loan Agreement with EuroEnergy Growth Capital S.A.
14.1	Code of Conduct and Ethics (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)
16.1	Letter from Amisano Hanson, Chartered Accountants, dated February 19, 2008 (incorporated by reference from our current report on Form 8-K/A filed on March 19, 2008)
(21)	Subsidiaries
21.1	Fox Petroleum (Alaska) Inc., incorporated in Alaska
21.2	Fox Energy Exploration Limited, incorporated in England and Wales
(31)	Section 302 Certification
31.1*	Section 302 Certification of Richard Moore
31.2*	Section 302 Certification of Alexander Craven
(32)	Section 906 Certification
32.1*	Section 906 Certification of Richard Moore
32.2*	Section 906 Certification of Alexander Craven
99.1	Audit Committee Charter (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)
99.2	Compensation Committee Charter (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)
99.3	Nominating Committee Charter (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)

*Filed herewith

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended February 29, 2008 and for fiscal year ended February 28, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 29, 2008	February 28, 2007
Audit Fees	$51,595	$15,277
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$51,595	$15,277

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX PETROLEUM INC.

/s/ Richard Moore
By: Richard Moore
President, Chief Executive Officer, Chairman, and Director
(Principal Executive Officer)
Dated: June 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Moore
By: Richard Moore
President, Chief Executive Officer, Chairman, and Director
(Principal Executive Officer)
Dated: June 13, 2008

/s/ Alexander Craven
By: Alexander Craven
Vice President, Finance, Compliance Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: June 13, 2008

/s/ William MacNee
By: William MacNee
Chief Operating Officer and Director
Dated: June 13, 2008

/s/ Robert Frost
By: Robert Frost
Director
Dated: June 13, 2008

/s/ Michael Rose
By: Michael Rose
Director
Dated: June 13, 2008

/s/ John Spence
By: John Spence
Director
Dated: June 13, 2008

/s/ Jonathan Wood
By: Jonathan Wood
Director
Dated: June 13, 2008