Form 10-Q
period 2008-05-31
FOX PETROLEUM INC.
filed 2008-07-21
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52721

FOX PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Knightsbridge, London, England, UK	SW1X 7JF
(Address of principal executive offices)	(Zip Code)

44-207-590-9630
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,168,245 shares of common stock issued and outstanding as of July 14, 2008

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

(Stated in US Dollars)

(Unaudited)

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
May 31, 2008 and February 29, 2008
(Stated in US Dollars)
(Unaudited)

ASSETS	May 31,	February 29,
	2008	2008

Current
Cash – general	$89,179	$271,601
– restricted	31,003	30,000
Prepaid expenses	57,544	63,084

	177,726	364,685
Oil and gas interests – Notes 4 and 10	6,513,187	5,800,917

	$6,690,913	$6,165,602

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 5 and 6	$672,973	$664,519
Due to related parties – Note 6	29,975	29,975
Notes payable – Note 5	900,000	-

	1,602,948	694,494
Fees payable in stock and warrants – Notes 5, 7(c), 8(b) and (c)	851,650	35,000

	2,454,598	729,494

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4, 5, 6, 7, 8 and 10
Authorized:
90,000,000 common shares, par value $0.001 per share
Issued and outstanding:
14,968,245 common shares (February 29, 2008: 14,968,245
common shares)	14,968	14,968
Additional paid-in capital	8,168,634	8,168,634
Deficit accumulated during the development stage	(3,947,287)	(2,747,494)

	4,236,315	5,436,108

	$6,690,913	$6,165,602

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended May 31, 2008 and 2007 and
for the period November 4, 2004 (Date of Inception) to May 31, 2008
(Stated in US Dollars)
(Unaudited)

			November 4,
			2004 (Date of
	Three months ended		Inception) to
	May 31,		May 31
	2008	2007	2008

Expenses:
Accounting and audit fees	$33,244	$5,576	$130,174
Advertising and public relations	120,091	8,312	1,820,466
Bank charges	2,990	682	13,312
Consulting fees – Note 6	194,357	-	403,155
Filing and transfer agent	1,125	700	17,810
Finance fees – Notes 5 and 8(c)	653,000	-	653,000
Interest on notes payable	6,105	-	6,105
Legal fees	40,073	11,451	203,931
Management fees – Note 6	76,822	27,000	286,262
Mineral property acquisition and exploration costs	-	2,335	17,000
Office and miscellaneous – Note 6	46,821	22,542	224,065
Insurance	8,822	-	28,457
Travel and entertainment	16,837	9,496	153,400

Loss before other item	(1,200,287)	(88,094)	(3,957,137)

Other item:
Interest and other income	494	214	9,850

Net loss for the period	$(1,199,793)	$(87,880)	$(3,947,287)

Basic and diluted loss per share	$(0.08)	$(0.01)

Weighted average number of shares outstanding	14,968,245	9,840,274

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2008 and 2007 and
for the period November 4, 2004 (Date of Inception) to May 31, 2008
(Stated in US Dollars)
(Unaudited)

			November 4,
	Three months ended		2004 (Date of
	May 31,		Inception) to
			May 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$(1,199,793)	$(87,880)	$(3,947,287)
Donated services and rent	-	-	21,000
Shares to be issued for advisors’ fees	163,650	-	198,650
Financing charge	653,000	-	653,000
Change in non-cash working capital balances
related to operations:
Prepaid expenses	5,540	(358,838)	(57,544)
Accounts payable and accrued liabilities	(557,430)	12,635	(322,884)

Net cash used in operating activities	(935,033)	(434,083)	(3,455,065)

Investing Activities
Increase in oil and gas interests	(146,386)	-	(3,551,628)
Increase in restricted cash	(1,003)	-	(31,003)

Net cash used in investing activities	(147,389)	-	(3,582,631)

Financing Activities
Issuance of common shares	-	2,000,000	6,196,900
Advance from related parties	-	-	29,975
Proceeds from notes payable	900,000	-	900,000

Net cash provided by financing activities	900,000	2,000,000	7,126,875

Increase (decrease) in cash and restricted cash
during the period	(182,422)	1,565,917	89,179

Cash, beginning of period	271,601	119,051	-

Cash, end of period	$89,179	$1,684,968	$89,179

Non-cash transactions – Note 9

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to May 31, 2008
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

Continued

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to May 31, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
				Additional		During the
		*Common Shares		Paid-in	Share	Pre-exploration
		Number	Par Value	Capital	Subscriptions	Stage	Total

Balance, February 28, 2007		9,860,000	9,860	158,040	-	(119,291)	48,609
Capital stock issued for oil and gas interests
	– Note 4(i)	4,000,000	4,000	997,702	-	-	1,001,702
Capital stock issued for cash	– Note 6(a)	1,028,245	1,028	6,048,972	-	-	6,050,000
Capital stock issued for oil and gas
interests	– at $12.05	80,000	80	963,920	-	-	964,000
Share subscriptions		-	-	-	35,000	-	35,000
Net loss for the year		-	-	-	-	(2,628,203)	(2,628,203)

Balance, February 29, 2008		14,968,245	14,968	8,168,634	35,000	(2,747,494)	5,436,108
Net loss for the year		-	-	-	-	(1,199,793)	(1,199,793)

Balance, May 31, 2008		14,968,245	$14,968	$8,168,634	$35,000	$(3,947,287)	$4,236,315

* The common stock issued has been retroactively restated to reflect a reverse split of 1 new share for 5 old shares, effective April 21, 2008. The par value of common stock and additional paid-in capital has been retroactively restated to reflect these changes.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying three months to May 31, 2008 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s February 29, 2008 financial statements.

Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ending February 28, 2009.

Note 2	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada on November 4, 2004 and is in the development stage. The Company has oil and gas interests in Alaska, North Sea and Texas and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements and to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2008, the Company has a working capital deficiency of $1,425,222, has not yet achieved profitable operations, has accumulated losses of $3,947,287 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all (Note 10).

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	New Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 should have no effect on the financial position and results of operations of the Company.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire.

The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the first fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the first fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 3

Note 4	Oil and Gas Interests – Note 10

	May 31, 2008
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,537,182	$5,655	$3,542,837
- exploration costs	77,703	2,892,647	2,970,350

	$3,614,885	$2,898,302	$6,513,187

	February 29, 2008
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,533,282	$-	$3,533,282
- exploration costs	67,168	2,200,467	2,267,635

	$3,600,450	$2,200,467	$5,800,917

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 4

Note 4	Oil and Gas Interests – Note 10 – (cont’d)

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

v)

By a purchase agreement dated October 10, 2007, the Company acquired 6 oil and gas leases located in Cook Inlet of the State of Alaska for $750,000, payable in installments on or before March 7, 2008. At May 31, 2008, the Company had paid $750,000. Included in these leases were 3 unissued leases that the vendors owned the rights thereto. The leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5% of net revenue.

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

At May 31, 2008, no costs have been incurred for this interest. The spud date of the well shall be before December 31, 2008.

vii)

By a letter agreement dated February 27, 2008, the Company had the exclusive option to purchase an 80% net revenue interest in three oil leases in Ellsworth County, Kansas, USA for $80,000 until July 31, 2008. Subsequent to May 31, 2008, the Company paid $80,000 to the optionor. The leases are subject to a landowner royalty of 12.5% and an overriding royalty of 7.5% retained by vendors. The Company must drill at least one well on each lease before the leases expire on November 19, 2008, August 19, 2009 and August 31, 2009 or pay the vendor a penalty of $150,000.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 5

Note 5	Notes Payable

a)

On April 2, 2008 the Company was loaned $250,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the Company, or (ii) April 1, 2009. For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid.

b)

On May 6, 2008 the Company was loaned $150,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 1, 2009. For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid.

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

d)

On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement. The principal and interest is to be paid on the earlier of (i) cash available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) August 31, 2008. This loan bears interest at 12% per annum, calculated annually. The loan is secured by the Company’s assets. As additional compensation for the loan, the Company was required to issue to the lender 150,000 common shares of the Company. The fair value of these shares was determined to be $514,500, which was included in fees payable in stock and warrants at May 31, 2008. These shares were issued subsequent to May 31, 2008.

Included in accounts payable and accrued liabilities at May 31, 2008 is $6,105 (February 29, 2008: $Nil) for accrued interest on these notes payable.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 6

Note 6	Related Party Transactions – Note 8

The officers of the Company provide consulting and management services to the Company as follows:

			November 4,
			2004 (Date of
	Three months ended		Inception) to
	May 31,		May 31,
	2008	2007	2008

Consulting fees	$27,925	$-	$182,653
Management fees	76,822	27,000	286,262
Office and miscellaneous	-	-	7,000

	$104,747	$27,000	$475,915

Included in accounts payable and accrued liabilities at May 31, 2008 is $Nil (February 29, 2008: $22,438) owed to directors of the Company for expenses incurred on behalf of the Company.

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment. These amounts are due to the director of the Company and a company controlled by a director of the Company.

Effective May 6, 2008, the Company adopted a compensation policy for its directors pursuant to which the Company will compensate each director, as follows:

i)	a fee of $1,000 per month;
ii)	1,000 restricted shares of the common stock of the Company per month;
iii)	a fee of $1,000 per each quarterly board meeting attended.

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10

Effective January 11, 2007 the Company effected a forward stock split of the authorized, issued and outstanding shares of common stock on a six new for one old basis. Authorized capital increased from 75,000,000 common shares to 450,000,000 common shares. Effective April 21, 2008 the Company effected a reverse stock split of authorized, issued and outstanding shares of common stock on a one new for five old basis. Authorized capital decreased from 450,000,000 to 90,000,000 and outstanding common stock decreased from 74,841,228 to 14,968,246 shares. These financial statements have been retroactively restated to reflect these changes.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 7

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10 – (cont’d)

Commitments:

	a)	Share Issuance Agreement:

On May 17, 2007, the Company entered into a share issuance agreement with a subscriber that will allow the subscriber to advance up to $8,000,000 to the Company in exchange for units of the Company. The units will be issued at a price equal to 80% of the volume-weighted average of the closing price of common share for the 10 banking days immediately preceding the date of the notice. Each unit will consist of one common share of the Company and one common share purchase warrant. Each common share purchase warrant will entitle the subscriber to purchase one additional common share at 125% of the price of the units for a period of three years. Should the Company seek alternative sources of financing this subscriber has the right to approve the terms.

Shares issued under the agreement were as follows:

	Number of	Issue	Total
Issue Date	Units	Price	Proceeds

May 17, 2007	377,358	$5.30	$ 2,000,000
August 1, 2007	31,056	$8.05	250,000
September 18, 2007	44,199	$9.05	400,000
September 18, 2007	52,133	$10.55	550,000
September 27, 2007	28,708	$10.45	300,000
October 26, 2007	16,381	$12.21	200,000
October 26, 2007	21,097	$11.85	250,000
October 26, 2007	35,897	$9.75	350,000
November 28, 2007	47,337	$8.45	400,000
January 16, 2008	43,478	$3.45	150,000
January 24, 2008	96,154	$5.20	500,000
January 30, 2008	48,387	$3.10	150,000
February 11, 2008	89,286	$2.80	250,000
February 26, 2008	96,774	$3.10	300,000

	1,028,245		$ 6,050,000

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 8

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10 – (cont’d)

Commitments: – (cont’d)

	b)	Share Purchase Warrants

As at May 31, 2008, there are 1,098,246 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

Number of		Exercise
Warrants		Price	Expiry Date

20,000		$6.25	February 23, 2010
377,358		$6.65	May 17, 2010
31,056		$10.05	August 1, 2010
44,199		$11.30	September 10, 2010
52,133		$13.20	September 10, 2010
28,708		$13.05	October 1, 2010
16,381		$15.25	October 26, 2010
21,097		$14.80	October 26, 2010
35,897		$12.20	October 26, 2010
47,337		$10.55	November 28, 2010
43,478		$4.30	January 16, 2011
96,154		$6.50	January 24, 2011
48,387		$3.90	January 30, 2011
89,286		$3.50	February 11, 2011
96,774		$3.90	February 26, 2011
50,000	(Note 8(c))	$Nil	May 8, 2011

1,098,245

The summary of the changes in the Company’s share purchase warrants for the periods ended May 31, 2008 and February 29, 2008 is presented below:

	May 31, 2008		February 29, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of the
period	1,048,246	$7.34	20,000	$6.25
Issued	50,000		1,028,246	$7.36

Balance, end of period	1,098,246	$7.01	1,048,246	$7.34

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 9

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10 – (cont’d)

Commitments: – (cont’d)

	b)	Share Purchase Warrants – (cont’d)

The remaining average life of the warrants at May 31, 2008 is 2.49 years (February 29, 2008: 2.57 years).

	c)	Share Subscriptions

During the three months ended May 31, 2008, the Company accrued $141,500 (2007: $Nil) for the fair value of common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated August 17, 2007 whereby the Company has agreed to issue a total of 50,000 common shares with a total fair value of $176,500 as compensation to the members of the BOA.

Note 8	Commitments – Notes 4, 5, 7 and 10

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

c)

On May 8, 2008 the Company entered into a consulting agreement with Partners Consulting Inc. (“PCI”), a Florida Corporation, to introduce the Company to potential new investors. The consideration payable to PCI is warrants to purchase 50,000 shares of common stock due upon signing the agreement. In addition, PCI, will receive 6% of the gross proceeds from any potential financing, payable in cash and share purchase warrants equal to 6% of the gross proceeds. In the event a financing is facilitated through an investment banker introduced by PCI, PCI will instead receive 3% of the gross proceeds, payable in cash and share purchase warrants equal to 3% of the gross proceeds. All warrants will have a cashless exercise and will be priced at market value as of the date of the financing and with a minimum expiry period of three years. The consulting agreement is for a period of one year.

At May 31, 2008, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $138,500, which was included in fees payable in stock and warrants at May 31, 2008. These warrants will expire three years from the date of issuance.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 10

Note 8	Commitments – Notes 4, 5, 7 and 10 – (cont’d)

d)

On May 21, 2008, the Company signed a letter of commitment whereby the Company agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000. The Company also committed to enter into a well project management and integrated services contract for the management of a well program on the rig. The company is also obligated to pay a fee of 1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if the Company uses the rig, but not the integrated project management services.

e)

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares (issued subsequent to May 31, 2008) and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. During the three months ended May 31, 2008, the Company accrued $22,150 for the fair value of the shares issuable.

Note 9	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. For the three months ended May 31, 2008, accounts payable includes $565,884 of expenditures related to oil and gas projects. This transaction was excluded from the statements of cash flows.

Note 10	Subsequent Events – Notes 4, 5 and 7

i)

On June 3, 2008, the Company was granted a 90% interest in 4 UK petroleum production licenses, located in the south of England. In order to maintain the licenses, the Company must undertake seismic exploration estimated to cost $500,000 within the six year term of the license.

ii)

Pursuant to a Securities Purchase Agreement dated June 24, 2008, the Company issued a $2,500,000 secured convertible redeemable debenture. The debenture bears interest at 14% per annum compounded monthly until the date of effectiveness of the Company’s registration statement filed with the Securities and Exchange Commission covering shares of their common stock into which the debenture may be converted and issuable and 10% per annum compounded monthly thereafter. The principal and any unpaid accrued interest is due October 24, 2009 and is convertible into common stock of the Company in the event of default and at the option of the holder at the rate of the lesser of i) 125% of the volume weighted average stock price (“VWAP”), or ii) 85% of the lowest daily closing VWAP during the five trading days immediately preceding the conversion date.

At closing the Company paid to the investor $17,500 in legal costs, a $10,000 due diligence fee, a 7% commitment fee and a 2% facility fee, 500,000 share purchase warrants and 200,000 shares of common stock of the Company.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 11

Note 10	Subsequent Events – Notes 4, 5 and 7 – (cont’d)

	ii)	– (cont’d)

The share purchase warrants expire June 24, 2013 and are exercisable at $2.9851. The exercise price is subject to an adjustment if, during the term of the warrants, the Company issues shares, options or convertible securities for consideration less than the exercise price, then the exercise price will be adjusted to 85% of such consideration. Additional warrants will be issued if the Company becomes in default under the transaction agreements.

In no event shall the investor be entitled to convert this debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the investor and its affiliates to exceed 4.99% of the outstanding shares of the common stock following such conversion without the approval of the Company

The Company may redeem any or all of this debenture at any time, provided that the common stock is trading below the VWAP at the time the Company gives the investor the redemption notice, by paying the unpaid principal and interest accrued and a prepayment premium of 11% redemption premium on the amount redeemed. In any case, the Company must redeem the entire principal amount outstanding on the debenture at maturity (October 24, 2009) at a 4% redemption premium

The investor shall deduct the first four interest payments at closing. Upon a default, the investor has the option to elect the interest due to be paid in cash or shares of common stock. The number of shares to be issued will be based on 85% of the lower of the VWAP price on the date the interest is due or paid.

The Debenture is secured by all of the assets and property of the Company and its subsidiaries pursuant to a Security Agreement dated June 24, 2008.

Further, the debenture is subject to a currency adjustment clause whereby the exchange rate between the US Dollar and the Euro will be fixed at the date of closing and if the exchange rate moves unfavourably for the holder of the debenture, the Company will be required to adjust conversion and redemption rates to compensate the holder for any such loss.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 12

Note 10	Subsequent Events – Notes 4, 5 and 7 – (cont’d)

	ii)	– (cont’d)

Pursuant to the securities purchase agreement, the Company entered into a freestanding investor registration rights agreement dated June 24, 2008. Under the terms of this agreement, the Company must file a registration statement on or before July 24, 2008 for at least three times the number of shares which are anticipated to be issued upon conversion of the debentures issued and shares of common stock issuable to the investor upon exercise of the warrants. The Company has the obligation to use their best efforts to have the registration statement declared effective by the SEC by September 22, 2008 and the continuing obligation to keep the registration statement until all of the securities had been sold by the purchaser. Failure to meet this obligation would result in the Company incurring liquidated damages in the amount of 2% of the liquidated value of the debentures for each 30 day period after the scheduled effective date.

The debenture also contains certain restrictions on the Company for new share or debt issuances as long as any principal or interest amount remains outstanding on the debenture.

A finder's fee of $150,000 and 51,724 share purchase warrants (6% of gross proceeds) was paid to Partners Consulting in connection with this financing. The warrants will expire three years from the date of issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward looking statements as that term is defined in section 27A of the

United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this quarterly report. In particular, this quarterly report contains forward looking statements pertaining to the following:

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
  the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and
  other factors discussed under “Item 1A. Risk Factors” commencing on page 18 of this quarterly report.

These risks may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward looking statements to conform these statements to actual results.

In this quarterly report, the terms “we”, “us” and “our” refer to Fox Petroleum Inc. and/or our wholly owned subsidiaries, Fox Petroleum (Alaska) Inc. and Fox Energy Exploration Limited, as the case may be.

Overview

We are a development stage company engaged in the identification, acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We were previously engaged in mineral resource exploration. Because we have not discovered any economically viable mineral deposit on our mineral property, we decided to change the direction of our exploration activities to oil and gas sectors. We have oil and gas leases in Alaska, farm-in interests in the licenses covering blocks in the UK North Sea, interest in the UK onshore license, and joint venture interests in a gas well in Texas, and oil leases in Kansas.

Our Oil and Gas Projects

Kansas

On February 27, 2008, we entered into an agreement of intention to purchase the Geneseo-Edwards Program with Hodgden & Associates. Pursuant to the agreement, we had an exclusive right to purchase the program until July 31, 2008. The program consists of 3 leases comprising 320 acres and located in Ellsworth County, Kansas. The expiration dates of these 3 leases are November 19, 2008, August 19, 2009, and August 31, 2009.

On June 26, 2008, we purchased these 3 leases and pursuant to an agreement with Hodgden & Associates, a mutual area of interest is established to cover the entire leases in addition to some of the surrounding areas. Under the agreement an overriding royalty of 7.5% is assigned to Mr. Hodgden and Dr. Knight in all additional acreage acquired in any manner by us within the mutual area of interest. Mr. Hodgden and Dr. Knight received the sum of $80,000 from us and Hodgden and Associates sold and assigned to us an 80% net revenue interest (100% working interest) in these 3 leases. The landowner royalty on each of these leases is 12.5% and Hodgden and Associates retains an overriding royalty interest of 7.5% in each lease. We are expected to drill a minimum of 10 wells on these leases and we will have to drill and establish production on each lease before the expiration date of each lease. If we fail to drill and establish production on each lease before the expiration date, we will have to pay $150,000 per lease lost to Hodgden & Associates.

We expect to commence a 10-well drilling program for the development of the Geneseo-Edwards Field located in Ellsworth County in August 2008 with the potential for up to 4 more wells to be added in the future. A rig is currently being secured for August, 2008. We are currently securing well-site, distribution, processing and storage equipment for our drilling program. We are also awaiting rates from 3 different companies looking to purchase the oil from the properties upon completion. However, there is no assurance that oil will be discovered or produced from these properties.

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

Drilling activities commenced in November 2007 for the reworking of the gas well and initial test production from the gas well took place in early January 2008. The well has been dormant since then but we intend to re-enter the well in August 2008 with a view to perforating the alternative zones.

We are currently considering other similar oil and gas well re-entry opportunities in this area. Given the nature of the projects, it is not possible to define exact locations of our targets. However, we intend to participate in a minimum of 4 workover projects onshore in the United States over the coming twelve months at an estimated cost of $800,000 in total.

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

Our primary focus in Alaska is the Catcher’s Mitt prospect located in the Cook Inlet, Alaska. We have put into place a four-stage development program on the Catcher’s Mitt prospect in order to begin drilling.

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

Stage four is the purchase of the available seismic data on the leases which was completed in July 2008 for approximately $200,000 and we plan to drill 2 wells during the 2008-2009 drilling season. Hodgden and Associates are currently finishing the geology and geophysical studies. These studies will enable us to optimize well location selection.

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

We are also discussing with Petroleum Geo-Services, a major seismic acquisition company, regarding a new seismic survey across our leases and beyond. Although negotiations are at an early stage, Petroleum Geo-Services is monitoring interest across a wide range of Alaskan North Slope exploration companies with regard to participating in the survey. This would spread the costs as well as giving the participants new data on their own acreage and fresh data on the acreage in the region which is yet to be awarded. Given the early stage of negotiations, there is no assurance that we will reach an agreement with Petroleum Geo-Services regarding a new seismic survey.

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

We are currently in advanced discussions with other Alaskan explorers and international geophysical service companies on areas of mutual cooperation, including seismic acquisition and data sharing.

Leases Acquired from Daniel Donkel and Samuel Cade

On October 10, 2007, our wholly owned subsidiary, Fox Petroleum (Alaska) Inc., entered into a purchase agreement with Daniel Donkel and Samuel Cade to acquire a 100% working interest on 8 oil and gas leases located in the North Slope, Alaska in consideration for $250,000 and 80,000 shares of our common stock. On November 2, 2007, the purchase agreement was amended to add us as a party to the purchase agreement. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of these 8 oil and gas leases were completed effective March 1, 2008.

We are currently seeking to acquire all available data on these leases, such as seismic, gravity, and magnetic data, which we plan to tie in with the existing well logs and other offset and analog data.

UK North Sea

The Anglesey Prospect

On July, 31, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we acquired a total of 33.33% interests in a UK petroleum production license under a farm-in agreement dated June 8, 2007 with Granby Enterprises Limited and Atlantic Petroleum UK Limited. The license P1211 covers blocks 14/9a and 14/14b located in the UK North Sea. In consideration for the farm-in interest, we agreed to fund 100% of the high resolution 2D seismic survey and pseudo 3D processing over the license and our 33.33% share of the license budget costs from June 1, 2007. In addition to the acquisition of the 33.33% interest in the license, we obtained an exclusive, non-transferable option to acquire an additional 26.67% interest in the license. We have declined to take up this option but continue with our 33.33% interest in the license.

Pursuant to this farm-in agreement, we paid more than $2,000,000 cost for the hi-density 2D seismic survey over the Anglesey prospect located in the license. We acquired the seismic data on the Anglesey prospect and are currently analyzing these data. Pending the final analysis of all relevant data, we expect to be able to define a drilling location during 2008, and commit to a drilling program in the course of the year. We may have to spend approximately $4,000,000 for our share of the cost of drilling an exploration well under the agreement. However, we are in active negotiations with other UK North Sea venturers to optimize our equity position in the license by inviting interested parties to participate in drilling the well in return for a percentage of our interests in the license at a promote uplift, meaning that we would charge more than 1% of our costs for each 1% farmed-out (e.g. 1.5% or 2% charged to farminee per 1% farmed-out). This could substantially reduce our expenditure exposure on the well, but could lead to our having a reduced holding in the license. Furthermore, there is no assurance that we will be able to reach an agreement with any of these venturers.

The Bourbon Prospect

On November 8, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we entered into a farm-in agreement with Valiant North Sea Limited and Petrofac Energy Developments Limited. Pursuant to the farm-in agreement, Valiant North Sea Limited and Petrofac Energy Developments Limited agreed to assign a total of 46% interest in the southern part of block 211/17 located in the UK North Sea. In consideration for the 46% interest, we agreed to pay for 89% of the cost of drilling an exploration well on the southern part of the block and perform certain related works to the drilling an exploration well. When we acquire the 46% interest, Valiant North Sea Limited will have a 30% interest and Petrofac Energy Developments Limited will have a 24% interest.

We are required to spud the exploration well before December 31, 2008 unless the parties agree to a later date. Our primary target for the exploration well is the Bourbon prospect located in the southern part of block 211/17.

Under a separate agreement with Aimwell Energy Ltd., we agreed to transfer a 4.6% interest out of above 46% interest to Aimwell Energy Ltd. when we acquire the 46% interest from Valiant North Seal Limited and Petrofac Energy Developments Limited. Following the transfer of the 4.6% interest to Aimwell Energy Ltd., we will pay Aimwell Energy Ltd.’s share of all costs, expenses, liabilities, and obligations arising in respect of the operations on the southern part of block 211/17 until a field development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the block. Thereafter, our company and Aimwell Energy Limited will each be responsible for its respective share of costs. Michael Rose and Robert Frost, who became directors of our company effective May 5, 2008, are the beneficial owners and directors of Aimwell Energy Ltd.

On April 15, 2008, we signed a letter of commitment with Senergy Limited, an international integrated oil services company, to utilize the Byford Dolphin semi-submersible drilling rig to drill a well on our Bourbon prospect. Senergy Limited countersigned the letter of commitment on May 5, 2008. On May 20, 2008, we signed a new letter of commitment with Senergy Limited, which was countersigned by Senergy Limited on May 21, 2008. We agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total rig cost of $8,910,000. We also committed to enter into a well project management and integrated services contract for the management of a well program on the rig. We are also obligated to pay a fee of $1.75% of the operating rig rate, for the duration of the use of the rig, if we use the rig, but not the integrated project management services of Senergy Limited.

We also committed to enter into a side letter agreement with Senergy Limited and its other clients who will be using the rig to share any mobilization and demobilization or other costs that can be reasonably and equitably be shared on a pro-rata basis (based on days the rig is used).

We are ready to drill an exploration well on the Bourbon prospect having recently completed the site survey. We plan to drill the well late 2008 with rig mobilization at the beginning of November 2008.

UK Onshore License

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

We have started the tendering process for the aforementioned seismic acquisition obligation.

Other Commitments

By an agreement dated May 22, 2007, we engaged an analyst to provide continuing research coverage regarding our company beginning May 22, 2007 until May 31, 2009. As of May 31, 2008, we are required to pay monthly installments of $1,750 until May 31, 2009.

On June 8, 2007, we entered into an employment agreement with Richard Moore, which was amended on October 19, 2007, pursuant to which Mr. Moore serves as our President and Chief Executive Officer. Pursuant to the employment agreement, we pay Mr. Moore £9,000 per month, payable in £4,500 bi-monthly installments, in arrears and reimburse him for all reasonable travelling and other expenses incurred by him in connection with his services to us. Mr. Moore is required to work at a minimum of 5 days per week for us and is entitled to a minimum annual vacation of four weeks. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause.

On June 8, 2007, we entered into a consulting agreement with Alexander Craven, which was amended on October 19, 2007, pursuant to which we pay Mr. Craven £7,000 monthly and all reasonable travelling and other expenses incurred by him in connection with his duties to us. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause.

Effective August 17, 2007, we appointed William MacNee, Robert Frost, Michael Rose, John Spence, and Jonathan Wood to our board of advisors. We also entered into board of advisors agreements with Aimwell Energy Limited (a company controlled by Robert Frost and Michael Rose), Black Gold Consulting Inc. (a company controlled by William MacNee), John Spence, and Jonathan Wood, whereby we agreed to grant 20,000, 10,000, 10,000, and 10,000 shares of our common stock, respectively, for each completed year of the services. Effective May 5, 2008, all five of them became our directors and the board of advisors was dissolved. Also effective June 10, 2008, we entered into board of advisors termination agreements, whereby we terminated the board of advisors agreements and agreed to issue 20,000, 10,000, 10,000, 10,000 shares of our common stock to Aimwell Energy Limited, Black Gold Consulting Inc., John Spence, and Jonathan Wood, respectively, for the services performed by them.

Effective May 6, 2008, we adopted a compensation policy for our independent directors pursuant to which we compensate each independent director (i) a fee of $1,000 per month, (ii) 1,000 restricted shares of our common stock per month, and (iii) a fee of $1,000 per each quarterly board meeting attended. On May 6, 2008, our board of directors determined that Robert Frost, Michael Rose, John Spence, and Jonathan Wood are independent directors. On July 11, 2008, our board of directors determined that Jonathan Wood no longer qualified as an independent director of our company because of his appointment as our Chief Financial Officer.

On May 8, 2008 we entered into a consulting agreement with Partners Consulting, Inc., a Florida corporation, with a view to introducing our company to potential new investors. We engaged Partners Consulting, Inc. on a 90 day exclusive basis commencing on May 8, 2008. The consideration payable is 6% of the gross proceeds from any financing whose funding source is introduced by Partners Consulting, Inc., payable in cash and by issuance of share purchase warrants equal to 6% of the gross proceeds. The warrants will have a cashless exercise and will be priced at market value as of the date of the financing and with a minimum expiry period of three years. In addition, if the financing is facilitated through an investment banker introduced by Partners Consulting, Inc., the consideration payable is reduced to 3% of the gross proceeds for cash and 3% of the gross proceeds for share purchase warrants. We also agreed to pay Partners Consulting, Inc. share purchase warrants equal to 50,000 shares of our common stock for the services of Partners Consulting, Inc. relating to the assembling, formatting, and compiling certain presentation documentation. These warrants will have a cashless exercise and will be priced at the market value as of May 8, 2008, exercisable in 90 days, and have a minimum expiry period of three years. In the event that Partners Consulting, Inc. introduces our company to potential new investors for successful financing, Partners Consulting, Inc. has the right to represent us as a finder in all subsequent equity or debt financing undertaken by us, for two years from May 8, 2008, on an exclusive basis for a 180 day period from formal engagement of Partners Consulting Inc. in respect of each such subsequent financing round. The consulting agreement is for a period of one year.

On June 27, 2008, we paid $150,000 to Partners Consulting, Inc. for financing from Trafalgar Capital Specialized Investment Fund, Luxembourg. In addition, we are required to issue warrants for financing from Trafalgar Capital Specialized Investment Fund, Luxembourg, pursuant to the consulting agreement with Partners Consulting, Inc.

Anticipated Cash Requirements

We estimate our minimum operating expenses and working capital requirements for the next 12 month period to be as follows:

Estimated Operating Expenses For the Next 12 Month Period
Exploration (and appraisal) Costs	$46,000,000
Employee and Consultant Compensation	1,300,000
Professional Fees	4,000,000
General and Administrative Expenses	1,000,000

Total	$52,300,000

Exploration Costs

We estimate that our exploration costs on our leases in Cook Inlet, Alaska will be approximately $15,000,000 during the next 12 months, which will include the costs of completing the four-stage development on the Catcher’s Mitt prospect and the drilling of 3 wells.

We estimate that our exploration costs on our leases in North Slope, Alaska (mainly to obtain seismic data) will be approximately $2,000,000 during the next 12 months, which will include modeling the geological structure surrounding and including the leases based on the direct and offset data available to us and re-processing the available seismic data and the use of electromagnetic and gravity survey process.

We estimate that our exploration costs on our farm-in interests in the UK North Sea licenses will be approximately $29,000,000 during the next 12 months, which will include drilling and testing of 2 exploration wells. These costs may be substantially reduced depending on our ability to farm out a reasonable percentage of our interests in the Anglesey and Bourbon prospects. We are currently negotiating with several North Sea venturers which have shown interest in participating in the exploration and appraisal of the two prospects. Given the perceived potential of the prospects by the interested parties, we could farm out part of our percentage interest on a promote basis whereby the incoming farminees would acquire such interest by carrying us for a substantial portion of the cost of drilling the wells.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12 month period will be approximately $300,000. We estimate that our employee compensation expenses for the next 12 month period will be approximately $1,000,000.

Professional Fees

We expect to incur ongoing legal expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next 12 month period to be approximately $4,000,000.

General and Administrative Expenses

We anticipate spending $1,000,000 on general and administrative costs in the next 12 month period. These costs primarily consist of expenses such as lease payments, office supplies and office equipment.

Results of Operation

Revenues

We have had no operating revenues since our inception on November 4, 2004.

Expenses

The major components of our expenses for the three months ended May 31, 2008 are outlined in the table below:

	Three Months Ended May 31
			Percentage
			Increase
Expenses:	2008	2007	(Decrease)
Accounting and audit fees	33,244	5,576	496%
Advertising and public relations	120,091	8,312	1344%
Bank charges	2,990	682	338%
Consulting fees	194,357	-	-
Filing and transfer agent	1,125	700	60.7%
Finance charge	653,000	-	-
Interest on notes payable	6,105	-	-
Legal fees	40,073	11,451	250.0%
Management fees	76,822	27,000	184.5%
Mineral property acquisition and exploration costs	-	2,335	-
Office and miscellaneous	46,821	22,542	107.7
Insurance	8,822	-	-
Travel and entertainment	16,837	9,496	77.3%

We reported accounting and audit fees of $33,244 for the three months ended May 31, 2008, up from $5,576 for the three months ended May 31, 2007. This increase was primarily due to increased volume of work resulting from the start up of our operational activity.

We reported advertising and public relations expenses of $120,091 for the three months ended May 31, 2008, up from $8,312 for the three months ended May 31, 2007. This increase was primarily due to printing and distribution of our brochures and newsletter.

We reported bank charges of $2,990 for the three months ended May 31, 2008, up from $682 for the three months ended May 31, 2007. This increase was primarily due to a significant increase in the number of banking transactions.

We reported consulting fees of $194,357 for the three months ended May 31, 2008, up from $0 for the three months ended May 31, 2007. This increase was primarily due to start up of technical work program.

We reported filing and transfer agent fees of $1,125 for the three months ended May 31, 2008, up from $700 for the three months ended May 31, 2007. This increase was primarily due to increased number of filings and associated fees.

We reported finance charge of $653,000 for the three months ended May 31, 2008, up from $0 for the three months ended May 31, 2007. This increase was primarily due to including fair value of shares required to be issued to lender as part of compensation for a loan provided to us and warrants to purchase shares of our common stock to be issued pursuant to a consulting agreement with Partners Consulting, Inc.

We reported interest on notes payable of $6,105 for the three months ended May 31, 2008, up from $0 for the three months ended May 31, 2007. This increase was due to inclusion of accrued interest on notes payable.

We reported legal fees of $40,073 for the three months ended May 31, 2008, up from $11,451 for the three months ended May 31, 2007. This increase was primarily due to increased legal advice requirements as a result of the start up of our operational activity.

We reported management fees of $76,882 for the three months ended May 31, 2008, up from $27,000 for the three months ended May 31, 2007. This increase was primarily due to greater staffing levels.

We reported mineral property acquisition and exploration costs of $0 for the three months ended May 31, 2008, down from $2,335 for the three months ended May 31, 2007.

We reported office and miscellaneous expenses of $46,821 for the three months ended May 31, 2008, up from $22,542 for the three months ended May 31, 2007. This increase was primarily due to increase in staff numbers and thus office space required.

We reported insurance expenses of $8,822 for the three months ended May 31, 2008, up from $0 for the three months ended May 31, 2007. This increase was primarily due to implementation of directors and officers insurance coverage.

We reported travel and entertainment expenses of $16,837 for the three months ended May 31, 2008, up from $9,496 for the three months ended May 31, 2007. This increase was primarily due to an increase in the international activities of our company and thus an increased management travel requirement.

Liquidity and Capital Resources

Working Capital	May 31, 2008	February 29, 2008
Current Assets	$177,726	$364,685
Current Liabilities	$1,602,948	$694,494
Working Capital	$(1,425,222)	$(329,809)

As of May 31, 2008, we held a cash balance of $89,179 and a working capital deficit of $1,425,222, compared to a cash balance of $271,601 and a working capital deficit of $329,809 as of February 29, 2008. We have suffered recurring losses from inception.

Financing from EuroEnergy Growth Capital S.A.

Share Issuances to EuroEnergy Growth Capital S.A.

On May 17, 2007, we entered into a share issuance agreement with EuroEnergy Growth Capital S.A. or EuroEnergy whereby EuroEnergy agreed to advance up to $8,000,000 to our company under our drawdown requests, in exchange for units of our common stock. Pursuant to the agreement, the price of a unit is equal to 80% of the volume weighted average of the closing price of common stock as quoted on Yahoo! Finance for the 10 banking days immediately preceding the date of our drawdown request. Each unit consists of one common share and one warrant. One warrant will entitle EuroEnergy to purchase one additional common share at an exercise price equal to 125% of the unit price. The warrants will be exercisable for three years from the date of issue.

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

12.

On March 26, 2008, we issued 48,387 units of our common stock to EuroEnergy at a deemed price of $3.10 per unit pursuant to the agreement. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $3.90 per common share until January 30, 2011. We gave EuroEnergy our drawdown request on January 30, 2008 in the amount of $150,000 and received the funds on January 31, 2008.

13.

On March 26, 2008, we issued 89,285.8 units of our common stock to EuroEnergy at a deemed price of $2.80 per unit pursuant to the agreement. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $3.50 per common share until February 11, 2011. We gave EuroEnergy our drawdown request on February 11, 2008 in the amount of $250,000 and received the funds on February 12, 2008.

14.

On March 26, 2008, we issued 96,774.2 units of our common stock to EuroEnergy at a deemed price of $3.10 per unit pursuant to the agreement. Each warrant contained in the units entitles the holder to purchase one common share at an exercise price of $3.90 per common share until February 26, 2011. We gave EuroEnergy our drawdown request on February 26, 2008 in the amount of $300,000 and received the funds on February 28.

Promissory Notes to EuroEnergy Growth Capital S.A.

Because of changes in market conditions, EuroEnergy requested its financing to us to be debt financing instead of equity financing. Subsequently, we obtained funds from EuroEnergy by issuing promissory notes and entering into a loan agreement.

On April 1, 2008, EuroEnergy loaned $250,000 to our company. As evidence of the loan, we have executed and delivered to EuroEnergy a promissory note dated April 1, 2008 in the principal amount of US$250,000, to be paid on the earlier of (i) the date that we obtain equity financing from a third party in the minimum amount of $1,000,000 net to our company, or (ii) April 1, 2009. For the period from the date of advance of the loan up to and including the date that we repay the loan, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, calculated and compounded monthly not in advance, until paid. Interest will be payable in a balloon payment on the date that we repay the loan.

On May 1, 2008, EuroEnergy loaned $150,000 to our company. As evidence of the loan, we have executed and delivered to EuroEnergy a promissory note dated May 1, 2008 in the principal amount of US$150,000, to be paid on the earlier of (i) the date that we obtain equity financing from a third party in the minimum amount of $1,000,000 net to our company, or (ii) May 1, 2009. For the period from the date of advance of the loan up to and including the date that we repay the loan, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, calculated and compounded monthly not in advance, until paid. Interest will be payable in a balloon payment on the date that we repay the loan.

On May 23, 2008, EuroEnergy loaned $50,000 to our company. As evidence of the loan, we have executed and delivered to EuroEnergy a promissory note dated May 23, 2008 in the principal amount of US$50,000, to be paid on the earlier of (i) the date that we obtain equity financing from a third party in the minimum amount of $1,000,000 net to our company, or (ii) May 23, 2009. For the period from the date of advance of the loan up to and including the date that we repay the loan, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, calculated and compounded monthly not in advance, until paid. Interest will be payable in a balloon payment on the date that we repay the loan.

On June 12, 2008, we entered into a loan agreement with EuroEnergy for the $450,000 loan that EuroEnergy provided us on May 30, 2008. Pursuant to the loan agreement, we agreed to pay the principal and interest to EuroEnergy in full by August 31, 2008. However, if we have cash available from our operations or raise funds from any third party in a private placement of equity or debt of at least $1,000,000, we agreed to use the net proceeds from such events to repay the principal and interest then outstanding. The loan bears interest at 12% per annum, calculated annually. The loan is secured by all of our assets. On June 23, 2008, pursuant to the loan agreement, we issued to EuroEnergy Growth Capital S.A. 150,000 restricted shares of our common stock as additional compensation for the loan.

Under the share issuance agreement with EuroEnergy, we may not obtain financing from anyone other than EuroEnergy for 24 months from the date of the share issuance agreement with EuroEnergy, without the prior written consent of EuroEnergy. EuroEnergy also retains first right of refusal, relating to any future financing of our company. On April 22, 2008, EuroEnergy gave us a written consent to seek alternative financing and on June 18, 2008, EuroEnergy accepted the terms of the debenture issued to Trafalgar Capital Specialized Investment Fund, Luxembourg, discussed below.

The above mentioned loans will be repaid at the earlier of either end of loan term or upon the securing of financing in excess of $1,000,000 (provided that the terms of the financing do not preclude repayment of debt).

Financing from Trafalgar Capital Specialized Investment Fund, Luxembourg

On June 24, 2008, we entered into a securities purchase agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg or Trafalgar pursuant to which we sold to Trafalgar $2,500,000 of a senior secured convertible redeemable debenture. Pursuant to the terms of the securities purchase agreement, we agreed to pay to Trafalgar a legal and documentation review fee of $17,500, a due diligence fee of $10,000, a warrant to purchase 500,000 shares of our common stock for 5 years at an exercise price of $2.9851 (issued on June 24, 2008), a commitment fee equal to 7% of the principal amount of the debenture, a facility fee equal to 2% of the principal amount of the debenture, and 200,000 restricted shares of our common stock (issued on June 23, 2008). In addition, we agreed to enter into a committed equity facility with Trafalgar, which will be entered into upon the debenture being repaid in full by us.

The debenture matures on October 24, 2008 and bears an annual interest rate of (i) 14% compounded monthly from June 24, 2008 until the date of effectiveness of our registration statement covering shares of our common stock into which the debenture may be converted and issuable upon exercise of the warrant, and (ii) 10% compounded monthly thereafter until the unpaid principal of the debenture is paid.

An event of default occurs if (i) we fail to pay amounts due under the debenture, (ii) our transfer agent fails to issue freely tradeable common stock to Trafalgar within 3 days of our receiving a notice of conversion or exercise after our registration statement is declared effective, (iii) we fail to comply with any of our other agreements in the debenture for 5 business days after receiving notice to comply, (iv) we enter into bankruptcy or become insolvent, or (v) we breach any of covenants under the securities purchase agreement and do not cure within 5 business days of receiving a written notice of the breach. Upon an event of default, Trafalgar may accelerate full repayment of the debenture outstanding and accrued interest thereon.

Also, if there is an event of default, Trafalgar is entitled, at its option, to convert and sell the principal amount of the debenture plus accrued interest into shares of our common stock at the price per share equal to the lesser of (i) 125% of the volume weighted average price as quoted by Bloomberg L.P. on June 24, 2008, or (ii) 85% of the lowest daily closing volume weighted average price as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the date of conversion. However, if we issue or sell shares of our common stock without consideration or for a consideration per share less than the bid price of our common stock determined immediately prior to its issuance, the conversion price will be reset to 85% of such sales price if the reset price is lower than the conversion price. In no event Trafalgar will be entitled to convert the debenture for a number of shares of our common stock in excess of that number of shares of our common stock, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially owned by Trafalgar and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such conversion without our approval.

We may redeem the debenture, provided that our common stock is trading below 125% of the volume weighted average price as quoted by Bloomberg L.P. on June 24, 2008 at the time we give Trafalgar the redemption notice, by paying the unpaid principal and interest accrued to such date and a prepayment premium of 11% redemption premium on the amount redeemed. We must redeem the entire principal amount outstanding on the debenture on October 24, 2008 at a 4% redemption premium.

In addition, on June 24, 2008, we issued Trafalgar a warrant to purchase 500,000 shares of our common stock at $2.9851 per share until June 24, 2013. If we issue or sell any shares of our common stock (except for certain securities) for a consideration per share less than the price equal to the exercise price in effect immediately prior to such issuance or sale, then immediately after such issue or sale the exercise price then in effect has to be reduced to 85% of such consideration per share. Upon such adjustment of the exercise price, the number of the shares of our common stock issuable upon exercise of the warrant must be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of the shares of our common stock issuable upon exercise the warrant immediately prior to such adjustment and dividing the product thereof by the adjusted exercise price. In no event Trafalgar will be entitled to exercise the warrant for a number of shares of our common stock in excess of that number of shares of our common stock which, upon giving effect to such exercise, would cause the aggregate number of shares of our common stock beneficially owned by Trafalgar and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such exercise, except within 60 days of June 24, 2013.

In addition, on June 24, 2008, to induce Trafalgar to execute and deliver the securities purchase agreement, we entered into a registration rights agreement with Trafalgar. Pursuant to the registration rights agreement, we agreed to prepare and file, no later than July 24, 2008, with the Securities and Exchange Commission a registration statement for the registration for the resale by Trafalgar at least 3 times the number of shares which are anticipated to be issued upon conversion of the debenture and shares of our common stock issuable to Trafalgar upon exercise of the warrant. We also have to use our best efforts to have the registration statement declared effective by the Securities and Exchange Commission no later than September 22, 2008. We have to cause the registration statement to remain effective until Trafalgar sells all of the shares issuable to Trafalgar upon conversion of the debenture and upon exercise of the warrant. If the Securities and Exchange Commission does not declare the registration statement effective by September 22, 2008, or if after the Securities and Exchange Commission declares the registration statement effective, Trafalgar cannot sell the shares of our common stock pursuant to the registration statement, we have to pay liquidated damages to Trafalgar, at its option, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the debenture outstanding for each 30 day period after July 24, 2008 or September 22, 2008 as the case may be.

In addition, on June 24, 2008, in connection with the securities purchase agreement, Trafalgar and we entered into a security agreement, pursuant to which we agreed to provide Trafalgar with a security interest in all of our and our current or future acquired subsidiaries’ assets to secure our obligations to Trafalgar including our obligations to Trafalgar under the securities purchase agreement and the debenture and any other amounts owed to Trafalgar by our company. In addition, pursuant to the securities purchase agreement, we assigned our interest in Genesco-Edwards Fields leases in Kansas to Trafalgar Capital Specialized Investment Fund, FIS as continuing collateral security. The leases are held in escrow, and upon an occurrence of default, the leases will be immediately assigned to Trafalgar.

Future Financing

Based on our current plan of operations, we do not currently have sufficient amount of cash to satisfy our cash requirements for the next 12 months. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements.

We are currently in negotiation to obtain a financing from Trafalgar in order to satisfy our cash requirements for our current plan of operations. We agreed to enter into a committed equity facility with Trafalgar, which will be entered into upon the debenture being repaid in full by us.

So long as any of the principal of or interest on the debenture issued to Trafalgar remains unpaid, we may not, without the prior consent of Trafalgar, (i) issue or sell shares of our common stock without consideration or for a consideration per share less than the bid price of our common stock determined immediately prior to its issuance, (ii) issue or sell any warrant, option, right, contract, call, or other security instrument granting the holder thereof, the right to acquire our common stock without consideration or for a consideration less than our common stock’s bid price value determined immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our or our subsidiary’s assets, (iv) permit any of our subsidiaries to enter into any security instrument granting the holder a security interest in any assets of such subsidiary, (v) file any registration statement on Form S-8, or (vi) incur any additional debt or permit any of our subsidiaries to incur any additional debt without Trafalgar’s prior written consent.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

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

Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

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

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of any reserves.

We have a very small management team and the loss of any member of our team may prevent us from implementing our business plan in a timely manner.

We currently have four executive officers and a limited number of full time employees and consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

  the success of our planned projects on North Slope and Cook Inlet in Alaska, in Texas and Kansas, in the UK;
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

We may not be able to determine reserve potential or identify liabilities associated with our properties in Alaska, Texas, Kansas, the UK and/or other future properties. We may also not be able to obtain protection from vendors against possible liabilities, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in Alaska, Texas, Kansas, and the UK in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a vendor may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

In general, our exploration and production activities are subject to certain federal, state, local, and foreign laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and any such changes may have material adverse effects on our activities. We are unable to predict the ultimate cost of compliance with such laws and regulations. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

If drilling activity increases in Alaska, Texas, Kansas, and the UK, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

The geographic concentration of all of our properties in Alaska, Texas, Kansas, and the UK subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our leasehold interests in Alaska and Kansas, our joint venture interests in Texas, our farm-in interests in UK North Sea, and our UK onshore license means that our properties could be affected by the same event should the regions experience:

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority or FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

An event of default in connection with the debenture issued to Trafalgar could contribute to the future decline of our stock price.

If there is an event of default in connection with the debenture issued to Trafalgar, Trafalgar is entitled, at its option, to convert the principal amount of the debenture plus accrued interest into shares of our common stock at the price per share equal to the lesser of (i) 125% of the volume weighted average price as quoted by Bloomberg L.P. on June 24, 2008, or (ii) 85% of the lowest daily closing volume weighted average price as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the date of conversion. To the extent that Trafalgar sells its shares of our common stock, our stock price may decrease due to the additional shares in the market. This could lead to Trafalgar selling additional amounts of our common stock, the sales of which would further depress our stock price.

The market price of our common stock could be reduced if Trafalgar exercises its warrant or convert the debenture, such that we would be required to issue additional shares of our commons stock.

If Trafalgar exercises its warrant or convert the debenture, such that we would be required to issue additional shares of our common stock, it would result in substantial dilution to the equity interests of our stockholders. Furthermore, we agreed to register the shares of our common stock to be issued pursuant to such warrant exercise and debenture conversion for resale. Public resales of shares of our common stock following such warrant exercise and debenture conversion could depress the prevailing market price of our common stock. Even prior to the actual warrant exercise or debenture conversion, the perception of a significant market “overhang” resulting from the existence of our obligation to honor the warrant exercise and debenture conversion could depress the market price of our common stock.

Risks Related to Our Company

Our by-laws contain provisions indemnifying our officers and directors.

Our by-laws provide the indemnification of our directors and officers to the fullest extent legally permissible under the Nevada corporate law against all expenses, liability and loss reasonably incurred or suffered by him in connection with any action, suit or proceeding. Furthermore, our by-laws provide that our board of directors may cause our company to purchase and maintain insurance for our directors and officers, and we have implemented director and officer insurance coverage.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

On May 8, 2008 we entered into a consulting agreement with Partners Consulting, Inc., a Florida corporation, to introduce our company with potential new investors. We engaged Partners Consulting, Inc. on a 90 day exclusive basis commencing on May 8, 2008. The consideration payable is 6% of the gross proceeds from any financing whose funding source is introduced by Partners Consulting, Inc., payable in cash and by issuance of share purchase warrants equal to 6% of the gross proceeds. The warrants will have a cashless exercise and will be priced at market value as of the date of the financing and with a minimum expiry period of three years. In addition, if the financing is facilitated through an investment banker introduced by Partners Consulting, Inc., the consideration payable is reduced to 3% of the gross proceeds for cash and 3% of the gross proceeds for share purchase warrants. We also agreed to pay Partners Consulting, Inc. share purchase warrants equal to 50,000 shares of our common stock for the services of Partners Consulting, Inc. relating to the assembling, formatting, and compiling certain presentation documentation. These warrants will have a cashless exercise and will be priced at the market value as of May 8, 2008, exercisable in 90 days, and have a minimum expiry period of three years. In the event that Partners Consulting, Inc. introduces our company to potential new investors for successful financing, Partners Consulting, Inc. has the right to represent us as a finder in all subsequent equity or debt financing undertaken by us, for two years from May 8, 2008, on an exclusive basis for a 180 day period from formal engagement of Partners Consulting in respect of each such subsequent financing round. The consulting agreement is for a period of one year. On June 27, 2008, we paid $150,000 to Partners Consulting, Inc. for financing from Trafalgar Capital Specialized Investment Fund, Luxembourg. In addition, we are required to issue warrants for financing from Trafalgar Capital Specialized Investment Fund, Luxembourg, pursuant to the consulting agreement with Partners Consulting, Inc.

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

On February 27, 2008, we entered into an agreement of intentions to purchase the Geneseo-Edwards Program with Hodgden & Associates. Pursuant to the agreement, we had an exclusive right to purchase the program until July 31, 2008. The program consists of 3 leases comprising 320 acres and located in Ellsworth County, Kansas. The expiration dates of these 3 leases are November 19, 2008, August 19, 2009, and August 31, 2009.

On June 26, 2008, we purchased these 3 leases and pursuant to an agreement with Hodgden & Associates, a mutual area of interest is established to cover the entire leases in addition to some of the surrounding areas. Under the agreement an overriding royalty of 7.5% is assigned to Mr. Hodgden and Dr. Knight in all additional acreage acquired in any manner by us within the mutual area of interest. Mr. Hodgden and Dr. Knight received the sum of $80,000 from us and Hodgden and Associates sold and assigned to us an 80% net revenue interest (100% working interest) in these 3 leases. The landowner royalty on each of these leases is 12.5% and Hodgden and Associates retains an overriding royalty interest of 7.5% in each lease. We are expected to drill a minimum of 10 wells on these leases and we will have to drill and establish production on each lease before the expiration date of each lease. If we fail to drill and establish production on each lease before the expiration date, we will have to pay $150,000 per lease lost to Hodgden & Associates.

On April 15, 2008, we signed a letter of commitment with Senergy Limited, an international integrated oil services company, to utilize the Byford Dolphin semi-submersible drilling rig to drill a well on our Bourbon prospect. Senergy Limited countersigned the letter of commitment on May 5, 2008. On May 20, 2008, we signed a new letter of commitment with Senergy Limited, which was countersigned by Senergy Limited on May 21, 2008, because Senergy Limited entered into a rig contract with Dolphin Drilling Limited, and agreed to extend that contract at a base operating rate of $405,000. Pursuant to the new letter of commitment, the base operating rate at which we committed to enter into a rig re-supply or rig assignment contract with Senergy Limited to use the rig was changed from $385,000 per day to $405,000 per day. Also, because Senergy Limited has executed the extension of the rig contract with Dolphin Drilling Limited, the term of the new letter of commitment endures until its commitments are met.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

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

3.3	Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (incorporated by reference from our current report on Form 8-K filed on February 7, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on April 4, 2008 (incorporated by reference from our current report on Form 8-K filed on April 21, 2008)
3.5	Amended and Restated Bylaws (incorporated by reference from our current report on Form 8- K filed on April 30, 2008)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement dated February 23, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)
10.2	Lease Purchase and Sale Agreement dated May 29, 2007 ((incorporated by reference from our current report on Form 8-K filed on May 31, 2007)
10.3	Share Issuance Agreement dated May 17, 2007 (incorporated by reference from our current report on Form 8-K filed on June 1, 2007)
10.4	Farm-In Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.5	Employment Agreement dated June 11, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.6	Escrow Agreement dated June 8, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.7	Consulting Agreement dated June 12, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.8	Consulting Agreement dated June 12, 2007 (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007)
10.9	Subscription Agreement between Trius Energy, LLC and our company (incorporated by reference from our current report on Form 8-K filed on October 19, 2007)
10.10	Amendment to Employment Agreement dated October 19, 2007 (incorporated by reference from our quarterly report on Form 10-QSB filed on October 22, 2007)
10.11	Amendment to Consulting Agreement dated October 19, 2007 (incorporated by reference from our quarterly report on Form 10-QSB filed on October 22, 2007)
10.12

Farm-Out Agreement dated November 8, 2007 between Valiant North Sea Limited, Petrofac Energy Developments Limited and Fox Energy Exploration Limited (incorporated by reference from our current report on Form 8-K filed on November 23, 2007)

10.13	Purchase Agreement (North Slope Leases) dated October 10, 2007 (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)
10.14	Amendment Agreement No. 1 to Purchase Agreement (North Slope Leases) dated November 2, 2007 (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)

Exhibit No.	Description
10.15	Purchase Agreement (Cook Inlet) dated October 10, 2007 (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)
10.16	Finder Agreement with Partners Consulting, Inc. dated February 15, 2008 (incorporated by reference from our current report on Form 8-K filed on March 21, 2008)
10.17	Promissory Note dated April 1, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)
10.18	Letter of Commitment with Senergy Limited (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)
10.19	Promissory Note dated May 1, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference from our current report on Form 8-K filed on May 21, 2008)
10.20	Bonus Agreement dated May 22, 2008 between Richard Moore and our company (incorporated by reference from our current report on Form 8-K filed on May 28, 2008)
10.21	Agreement of Intention to Sell/Purchase the Geneseo-Edwards Program between Hodgden & Associates and our company (incorporated by reference from our current report on Form 8-K filed on May 29, 2008)
10.22	Promissory Note dated May 23, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference from our current report on Form 8-K filed on June 6, 2008)
10.23	Board of Advisors Agreement dated July 19, 2007 with Aimwell Energy Limited (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2008)
10.24	Board of Advisors Agreement dated July 19, 2007 with Black Gold Consulting Inc. (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2008)
10.25	Board of Advisors Agreement dated August 2007 with John Spence (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2008)
10.26	Board of Advisors Agreement dated August 2007 with Jonathan Wood (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2008)
10.27	Board of Advisors Termination Agreement dated June 10, 2008 with Aimwell Energy Limited (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2008)
10.28	Board of Advisors Termination Agreement dated June 10, 2008 with Black Gold Consulting Inc.(incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2008)
10.29	Board of Advisors Termination Agreement dated June 10, 2008 with John Spence (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2008)
10.30	Board of Advisors Termination Agreement dated June 10, 2008 with Jonathan Wood (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2008)
10.31	Agreement dated January 24, 2008 with Aimwell Energy limited (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2008)
10.32	Loan Agreement with EuroEnergy Growth Capital S.A. (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2008)
10.33*	Senior Secured Convertible Redeemable Debenture dated June 24, 2008 issued by our company to Trafalgar Capital Specialized Investment Fund, Luxembourg
10.34*	Warrant dated June 24, 2008 issued by our company to Trafalgar Capital Specialized Investment Fund, Luxembourg
10.35*	Securities Purchase Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg and our company
10.36*	Registration Rights Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg and our company

Exhibit No.	Description
10.37*	Escrow Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg, The Law Office of James G. Dodrill II, P.A. and our company
10.38*	Security Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg and our company
10.39*	Irrevocable Transfer Agent Instructions dated June 18, 2008 between Empire Stock Transfer Inc. and our company
10.40*	General Assignment of Contracts and Leases dated June 18, 2008 between Trafalgar Capital Specialized Investment Fund, FIS and our company
10.41*	Consulting Agreement with Partners Consulting, Inc. dated May 8, 2008
10.42*	Letter of Commitment with Senergy Limited
14.1	Code of Conduct and Ethics (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)
(21)	Subsidiaries
21.1	Fox Petroleum (Alaska) Inc., incorporated in Alaska
21.2	Fox Energy Exploration Limited, incorporated in England and Wales
(31)	Section 302 Certification
31.1*	Section 302 Certification of Richard Moore
31.2*	Section 302 Certification of Jonathan Wood
(32)	Section 906 Certification
32.1*	Section 906 Certification of Richard Moore
32.2*	Section 906 Certification of Jonathan Wood
99.1	Audit Committee Charter (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)
99.2	Compensation Committee Charter (incorporated by reference from our current report on Form 8-K filed on May 9, 2008)
99.3	Nominating Committee Charter (incorporated by reference from our current report on Form 8- K filed on May 9, 2008)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX PETROLEUM INC.

/s/ Richard Moore
By: Richard Moore
President, Chief Executive Officer, Chairman, and
Director
(Principal Executive Officer)
Dated: July 21, 2008

/s/ Jonathan Wood
By: Jonathan Wood
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Dated: July 21, 2008