Form 10-Q
period 2008-08-31
FOX PETROLEUM INC.
filed 2008-10-20
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Yes [x] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,318,245 shares of common stock issued and outstanding as of October 20 2008

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Stated in US Dollars)

(Unaudited)

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2008 and February 29, 2008
(Stated in US Dollars)
(Unaudited)

ASSETS	August 31,	February 29,
	2008	2008

Current
Cash – general	$19,128	$271,601
– restricted	31,003	30,000
VAT refund receivable	41,570	-
Prepaid expenses	83,809	63,084

	175,510	364,685
Oil and gas interests – Note 4	7,564,440	5,800,917

	$7,739,950	$6,165,602

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 5 and 6	$768,043	$664,519
Due to related parties – Note 6	-	29,975
Current portion of notes payable – Note 5	900,000	-

	1,668,043	694,494
Notes payable – Note 5	1,155,059
Fees payable in stock and warrants – Notes 5, 8(c), (d) and (f)	487,150	35,000

	3,310,252	729,494

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4, 5, 6, 7, 8 and 10
Authorized:
90,000,000 common shares, par value $0.001 per share
Issued and outstanding:
15,318,245 common shares (February 29, 2008: 14,968,245
common shares)	15,318	14,968
Additional paid-in capital	9,649,564	8,168,634
Deficit accumulated during the development stage	(5,235,184)	(2,747,494)

	4,429,698	5,436,108

	$7,739,950	$6,165,602

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended August 31, 2008 and 2007 and for the period November 4, 2004 (Date of Inception) to August 31, 2008
(Stated in US Dollars)
(Unaudited)

					November 4,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	August 31,		August 31,		August 31,
	2008	2007	2008	2007	2008
					(Cumulative)

Expenses
Accounting and audit fees	$71,065	$29,536	$104,309	$35,112	$201,239
Accretion of convertible note	98,099	-	98,099	-	98,099
Advertising and public relations	86,150	755,463	206,241	763,775	1,906,616
Bank charges	4,012	2,363	7,002	3,045	17,324
Consulting fees – Note 6	431,381	24,000	625,738	39,000	834,536
Filing and transfer agent	16,512	1,318	17,637	2,018	34,322
Finance fees – Notes 5 and 8 (c)	76,240	-	729,240	-	729,240
Insurance	36,295	-	45,117	-	64,752
Interest on notes payable	97,423	-	103,528	-	103,528
Legal fees	69,564	42,307	109,637	53,758	273,495
Management fees – Note 6	151,431	36,000	228,253	72,000	437,693
Mineral property acquisition and
exploration costs	-	1,862,618	-	1,864,953	17,000
Office and miscellaneous – Note 6	118,248	27,415	165,069	49,957	342,313
Travel and entertainment	31,477	38,177	48,314	47,673	184,877

Loss for the period before other item	(1,287,897)	(2,819,197)	(2,488,184)	(2,931,291)	(5,245,034

Other item:
Interest and other income	-	6,974	494	7,188	9,850

Net loss for the period	$(1,287,897)	$(2,812,223)	$(2,487,690)	$(2,924,103)	$(5,235,184)

Basic and diluted loss per share	$(0.08)	$(0.26)	$(0.16)	$(0.28)

Weighted average number of shares
outstanding	15,237,267	10,899,997	15,102,756	10,379,998

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2008 and 2007 and
for the period November 4, 2004 (Date of Inception) to August 31, 2008
(Stated in US Dollars)
(Unaudited)

			November 4,
			2004 (Date of
	Six months ended		Inception) to
	August 31,		August 31,
	2008	2007	2008
			(Cumulative)

Operating Activities
Net loss for the period	$(2,487,690)	$(2,924,103)	$(5,235,184)
Donated services and rent	-	-	21,000
Amortization of deferred financing costs	76,240	-	76,240
Accretion of convertible debt discount	98,099	-	98,099
Fees payable in stock and warrants	163,650	-	198,650
Finance fee	653,000	-	653,000
Change in non-cash working capital balances
related to operations:
VAT refund receivable	(41,570)	-	(41,570)
Prepaid expenses	(20,725)	(299,239)	(83,809)
Accounts payable and accrued liabilities	(254,903)	493,269	(20,357)

Net cash used in operating activities	(1,813,899)	(2,730,073)	(4,333,931)

Investing Activities
Increase in oil and gas interests	(1,405,096)	-	(4,810,338)
Increase in restricted cash	(1,003)	-	(31,003)

Net cash used in investing activities	(1,406,099)	-	(4,841,341)

Financing Activities
Issuance of common shares	-	2,250,000	6,196,900
Share subscriptions	-	950,000	-
Repayment of advance from related parties	(29,975)	-	-
Deferred financing costs	(402,500)	-	(402,500)
Proceeds from notes payable	3,400,000	-	3,400,000

Net cash provided by financing activities	2,967,525	3,200,000	9,194,400

Increase (decrease) in cash and restricted cash
during the period	(252,473)	469,927	19,128

Cash, beginning of period	271,601	119,051	-

Cash, end of period	$19,128	$588,978	$19,128

Non-cash transactions – Note 9

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to August 31, 2008
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		*Common Shares		Paid-in	Development
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	– at $0.0008333	5,880,000	$5,880	$(980)	$-	$4,900
	– at $0.0083333	3,840,000	3,840	28,160	-	32,000
	– at $0.0833333	120,000	120	9,880	-	10,000
Donated services and rent		-	-	3,000	-	3,000
Net loss for the period		-	-	-	(18,821)	(18,821)

Balance, February 28, 2005		9,840,000	9,840	40,060	(18,821)	31,079
Donated services and rent		-	-	9,000	-	9,000
Net loss for the year		-	-	-	(45,915)	(45,915)

Balance, February 28, 2006		9,840,000	9,840	49,060	(64,736)	(5,836)
Capital stock issued for cash	– at $5.00	20,000	20	99,980	-	100,000
Donated services and rent		-	-	9,000	-	9,000
Net loss for the year		-	-	-	(54,555)	(54,555)

Balance, February 28, 2007		9,860,000	9,860	158,040	(119,291)	48,609

…/cont’d

SEE ACCOMPANYING NOTES

Continued
FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to August 31, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
			*Common Shares		Paid-in	Development
			Number	Par Value	Capital	Stage	Total

Balance, February 28, 2007			9,860,000	9,860	158,040	(119,291)	48,609
Capital stock issued for oil and gas interests
	– Note 4	(i)	4,000,000	4,000	997,702	-	1,001,702
Capital stock issued for cash	– Note 6	(a)	1,028,245	1,028	6,048,972	-	6,050,000
Capital stock issued for oil and gas
interests	– at $12.05		80,000	80	963,920	-	964,000
Net loss for the year			-	-	-	(2,628,203)	(2,628,203)

Balance, February 29, 2008			14,968,245	14,968	8,168,634	(2,747,494)	5,436,108
Capital stock issued for finance fee	– at $3.43		150,000	150	514,350	-	514,500
Capital stock issued pursuant to convertible
debenture	– at $1.96		200,000	200	392,304	-	392,504
Discount of convertible debt payable			-	-	574,276	-	574,276
Net loss for the year			-	-	-	(2,487,690)	(2,487,690)

Balance, August 31, 2008			15,318,245	$15,318	$9,649,564	$(5,235,184)	$4,429,698

*

The common stock issued has been retroactively restated to reflect a reverse split of 1 new share for 5 old shares, effective April 21, 2008. The par value of common stock and additional paid-in capital has been retroactively restated to reflect these changes.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying six months to August 31, 2008 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s February 29, 2008 financial statements.

Operating results for the six months ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ending February 28, 2009.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2008, the Company has a working capital deficiency of $1,492,533, has not yet achieved profitable operations, has accumulated losses of $5,235,184 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2008
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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 3

Note 4	Oil and Gas Interests – Note 10

	August 31, 2008
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,835,403	$5,656	$3,841,059
- exploration costs	677,227	3,046,154	3,723,381

	$4,512,630	$3,051,810	$7,564,440

	February 29, 2008
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,533,282	$-	$3,533,282
- exploration costs	67,168	2,200,467	2,267,635

	$3,600,450	$2,200,467	$5,800,917

a)

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

b)

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
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 4

Note 4	Oil and Gas Interests – Note 10 – (cont’d)

c)

Pursuant to a subscription agreement dated October 9, 2007, the Company acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for US$500,000.

d)

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

e)

By a purchase agreement dated October 10, 2007, the Company acquired 6 oil and gas leases located in Cook Inlet of the State of Alaska for $750,000, payable in installments on or before March 7, 2008. At August 31, 2008, the Company had paid $750,000. Included in these leases were 3 unissued leases that the vendors owned the rights thereto. The leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5% of net revenue.

f)

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

g)

By a letter agreement dated February 27, 2008, the Company purchased an 80% net revenue interest in three oil leases in Ellsworth County, Kansas, USA by the payment of $80,000. The leases are subject to a landowner royalty of 12.5% and an overriding royalty of 7.5% retained by vendors. The Company must drill at least one well on each lease before the leases expire on November 19, 2008, August 19, 2009 and August 31, 2009 or pay the vendor a penalty of $150,000 (Note 5(e)).

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 5

Note 4	Oil and Gas Interests – Note 10 – (cont’d)

h)

On June 3, 2008, the Company was granted a 90% interest in four UK petroleum production licenses, located in the south of England. In order to maintain the licenses, the Company must undertake seismic exploration estimated to cost $500,000 within the six year term of the license.

Note 5	Notes Payable

		August 31,	February 29,
		2008	2008

Promissory notes		$450,000	$-
Loan agreement		450,000	-
Convertible note payable	$2,500,000
Less: discount on convertible note	(966,780)
Add: accretion of discount	98,099
Less: financing costs	(552,500)
Add: amortization of financing costs	76,240	1,155,059	-

		2,055,059	-
Less: current portion		(900,000)	-

		$1,155,059	$-

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 6

Note 5	Notes Payable – (cont’d)

c)

On May 23, 2008 the Company was loaned $50,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 23, 2009. For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will e payable in a balloon payment on the date the loan is repaid.

d)

On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement. The principal and interest is to be paid on the earlier of (i) cash available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) August 31, 2008. This loan bears interest at 12% per annum, calculated annually. The loan is secured by the Company’s assets. As additional compensation for the loan, the Company issued to the lender 150,000 common shares of the Company. The fair value of these shares was determined to be $514,500.

e)

Pursuant to a Securities Purchase Agreement dated June 24, 2008, the Company issued a $2,500,000 secured convertible redeemable debenture with a detachable share purchase warrant for the issuance of 500,000 common shares. The debenture bears interest at 14% per annum compounded monthly until the date of effectiveness of the Company’s registration statement filed with the Securities and Exchange Commission covering shares of their common stock into which the debenture may be converted and issuable and 10% per annum compounded monthly thereafter. The principal and any unpaid accrued interest is due October 24, 2009 and is convertible into common stock of the Company in the event of default and at the option of the holder at the rate of the lesser of i) 125% of the volume weighted average stock price (“VWAP”) on the day of the issue of the debenture, or ii) 85% of the lowest daily closing VWAP during the five trading days immediately preceding the conversion date.

At closing the Company paid to the investor $17,500 in legal costs, a $10,000 due diligence fee, a 7% commitment fee ($175,000) and a 2% facility fee ($50,000). The Company also issued 200,000 common shares to the debentureholder.

The share purchase warrants expire June 24, 2013 and are exercisable at $2.99 per warrant. The exercise price is subject to an adjustment if, during the term of the warrants, the Company issues shares, options or convertible securities for consideration less than the exercise price, then the exercise price will be adjusted to 85% of such consideration. Additional warrants will be issued if the Company becomes in default under the transaction agreements.

The Company determined the allocation of the proceeds of the convertible debenture based on the relative fair value of the convertible debenture, the 500,000 share purchase warrants and the 200,000 common shares. The fair value of the warrants and the commons shares were determined using the Black-Scholes valuation model. The discount is accreted over the term of the debenture.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 7

Note 5	Notes Payable – (cont’d)

	e)	– (cont’d)

The assumptions used in the Black-Scholes calculation are as follows: expected life – 5 years; volatility – 78.26%; Dividend rate – 0%; and risk free interest rate is 3.52%.

In no event shall the investor be entitled to convert this debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the investor and its affiliates to exceed 4.99% of the outstanding shares of the common stock following such conversion without the approval of the Company.

The Company may redeem any or all of this debenture at any time, provided that the common stock is trading below the VWAP at the time the Company gives the investor the redemption notice, by paying the unpaid principal and interest accrued and a prepayment premium of 11% redemption premium on the amount redeemed. In any case, the Company must redeem the entire principal amount outstanding on the debenture at maturity (October 24, 2009) at a 4% redemption premium.

The investor shall deduct the first four interest payments at closing. Upon a default, the investor has the option to elect the interest due to be paid in cash or shares of common stock. The number of shares to be issued will be based on 85% of the lower of the VWAP price on the date the interest is due or paid.

The Debenture is secured by all of the assets and property of the Company and its subsidiaries pursuant to a Security Agreement dated June 24, 2008. In addition, the Company assigned its interest in its three oil leases in Ellsworth County, Kansas, USA, as continuing collateral security.

Further, the debenture is subject to a currency adjustment clause whereby the exchange rate between the US Dollar and the Euro will be fixed at the date of closing and if the exchange rate moves unfavourably for the holder of the debenture, the Company will be required to adjust conversion and redemption rates to compensate the holder for any such loss.

Pursuant to the securities purchase agreement, the Company entered into a freestanding investor registration rights agreement dated June 24, 2008 in respect to the debenture and the share purchase warrants. Under the terms of this agreement, the Company must file a registration statement on or before July 24, 2008 for at least three times the number of shares which are anticipated to be issued upon conversion of the debentures issued and shares of common stock issuable to the investor upon exercise of the warrants. The Company has the obligation to use their best efforts to have the registration statement declared effective by the SEC by September 22, 2008 and the continuing obligation to keep the registration statement until all of the securities had been sold by the purchaser. Failure to meet this obligation would result in the Company incurring liquidated damages in the amount of 2% of the liquidated value of the debentures for each 30 day period after the scheduled effective date.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 8

Note 5	Notes Payable – (cont’d)

	e)	– (cont’d)

Under the provision of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No. 5, “Accounting for Contingencies” and FSB Interpretation No. 14 “Reasonable Estimation of the Amount of a Loss”. At August 31, 2008, no amount for this contingency has been recognized as the Company has determined that any loss is not probable.

The debenture also contains certain restrictions on the Company for new share or debt issuances as long as any principal or interest amount remains outstanding on the debenture.

A finder's fee of $150,000 (6% of gross proceeds) was paid to Partners Consulting in connection with this financing. In addition, the Company is required to issue share purchase warrants equal to $150,000, determined to be 51,724 share purchase warrants exercisable with no additional consideration. This amount is included in fees payable in stock and warrants at August 31, 2008. The warrants will expire in a minimum period of three years from the date of issuance.

Deferred financing costs with respect to the above-noted convertible debenture totaling $552,500 are being amortized over the term of the convertible note. If the convertible note, or any part thereof, is converted or repaid, then the unamortized deferred financing charges related to the extinguished debt are expensed at the date of conversion or repayment.

Included in the prepaid expenses at August 31, 2008 is $46,088 (February 29, 2008: $Nil) for prepaid interest on the convertible note payable.

Included in accounts payable and accrued liabilities at August 31, 2008 is $100,594 (February 29, 2008: $Nil) for accrued interest on these notes payable.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 9

Note 6	Related Party Transactions – Note 8

The officers of the Company provide consulting and management services to the Company as follows:

					November 4,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	August 31,		August 31,		August 31,
	2008	2007	2008	2007	2008

Consulting fees	$62,145	$24,000	$90,070	$39,000	$244,798
Management fees	112,560	36,000	189,382	72,000	398,822
Office and miscellaneous	-	-	-	-	7,000

	$174,705	$60,000	$279,452	$111,000	$650,620

Included in accounts payable and accrued liabilities at August 31, 2008 is $Nil (February 29, 2008: $22,438) owed to directors of the Company for expenses incurred on behalf of the Company.

The amounts due to related parties were unsecured, non-interest bearing and had no specific terms for repayment. These amounts were due to the director of the Company and a company controlled by a director of the Company.

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
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 10

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
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 11

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10 – (cont’d)

Commitments: – (cont’d)

	a)	Share Issuance Agreement: – (cont’d)

As at August 31, 2008, there are 1,598,246 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

Number of		Exercise
Warrants		Price	Expiry Date

20,000		$6.25	February 23, 2010
377,358		$6.65	May 17, 2010
31,056		$10.05	August 1, 2010
44,199		$11.30	September 10, 2010
52,133		$13.20	September 10, 2010
28,708		$13.05	October 1, 2010
16,381		$15.25	October 26, 2010
21,097		$14.80	October 26, 2010
35,897		$12.20	October 26, 2010
47,337		$10.55	November 28, 2010
43,478		$4.30	January 16, 2011
96,154		$6.50	January 24, 2011
48,387		$3.90	January 30, 2011
89,286		$3.50	February 11, 2011
96,774		$3.90	February 26, 2011
50,000	(Note 8(c))	$Nil	May 8, 2011
500,000		$2.99	June 24, 2013

1,598,245

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 12

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10 – (cont’d)

Commitments: – (cont’d)

	b)	Share Purchase Warrants

The summary of the changes in the Company’s share purchase warrants for the periods ended August 31, 2008 and February 29, 2008 is presented below:

	August 31, 2008		February 29, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of the
period	1,048,246	$7.34	20,000	$6.25
Issued	550,000	$2.72	1,028,246	$7.36

Balance, end of period	1,598,246	$5.75	1,048,246	$7.34

The remaining average life of the warrants at August 31, 2008 is 2.95 years (February 29, 2008: 2.57 years).

Note 8	Commitments – Notes 4, 5, 7 and 10

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 13

Note 8	Commitments – Notes 4, 5, 7 and 10 – (cont’d)

c)

On May 8, 2008 the Company entered into a consulting agreement with Partners Consulting Inc. (“PCI”), a Florida Corporation, to introduce the Company to potential new investors. The consideration payable to PCI is warrants to purchase 50,000 shares of common stock due upon signing the agreement. In addition, PCI will receive 6% of the gross proceeds from any potential financing, payable in cash and share purchase warrants equal to 6% of the gross proceeds. In the event a financing is facilitated through an investment banker introduced by PCI, PCI will instead receive 3% of the gross proceeds, payable in cash and share purchase warrants equal to 3% of the gross proceeds. All warrants will have a cashless exercise and will be priced at market value as of the date of the financing and with a minimum expiry period of three years. The consulting agreement is for a period of one year.

At August 31, 2008, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $138,500, which was included in fees payable in stock and warrants at August 31, 2008. These warrants will expire three years from the date of issuance.

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

e)

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At August 31, 2008, the Company had not yet issued the shares due. The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at August 31, 2008.

f)

During the six months ended August 31, 2008, the Company accrued $176,500 (2007: $Nil) for the fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated August 17, 2007 as compensation to the members of the BOA. This amount is included in fees payable in stock and warrants at August 31, 2008.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 14

Note 9	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. For the six months ended August 31, 2008, accounts payable includes $358,427 of expenditures related to oil and gas projects. This transaction was excluded from the statements of cash flows.

Note 10	Subsequent Events

a)

By an investor relations consulting service agreement dated September 1, 2008, the Company agreed to pay $10,000 per month for services relating to investor relations and corporate communications, identification of projects of interest and basic project management for an initial period of six months beginning on September 1, 2008. Following the initial period of six months, the contract will continually and automatically be renewed for additional six month periods until it is terminated by either party.

b)

By a letter agreement dated September 25, 2008, the Company’s wholly owned subsidiary, Fox Energy Exploration Limited (“Fox U.K.”), entered into an agreement with a company that will provide general corporate finance services to it with respect to financing needs and listing Fox U.K. on the TSX Venture Exchange via entering into a definitive and binding agreement with a capital pool company (“CPC”) in Canada. The term of the letter agreement is for a period of twelve months, and thereafter, renewable monthly at the option of Fox U.K. In consideration for the services, Fox U.K. agreed to: (i) pay an engagement fee of 25,000 common shares of the Company, payable upon signing of the letter agreement; (ii) pay 7% in cash of the gross proceeds of the financing, to be deducted from the gross proceeds, and paid upon the closing of each and any portion of the financing; (iii) issue common stock warrants equal to 7% of the gross proceeds, with the warrants having a cashless exercise and being priced as mutually agreed upon by Fox U.K. and the financier at the time of each closing and having a term of two years; and (iv) pay a corporate finance fee of 100,000 shares of common stock of the Company, payable upon completion of the qualifying transaction with the capital pool company. Any amounts due and payable under the letter agreement and outstanding for in excess of 45 calendar days will accrue interest at the rate of 1.5% per month, compounding on a monthly basis.

c)

By a letter agreement dated September 26, 2008, the Company entered into a proposed business combination whereby a CPC listed on the TSX Venture Exchange in Canada will acquire 100% of the issued and outstanding shares of Fox U.K., in exchange for common shares of the CPC. Upon execution of the letter agreement, the CPC will advance $250,000 to be held in trust as a refundable deposit. If the transaction does not close, $225,000 will be returned to the CPC. The final structure of the proposed transaction will be determined once all of the tax, corporate and securities laws issues have been reviewed in detail and closing will be subject to regulatory approval and approval of the shareholders and directors of the parties to the letter agreement.

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

  the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and

  other factors discussed under “Item 1A. Risk Factors” commencing on page 17 of this quarterly report.

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

In this report, the terms “we”, “us” and “our” refer to Fox Petroleum Inc. and/or our wholly owned subsidiaries, Fox Petroleum (Alaska) Inc., Fox Petroleum, Inc (a Kansas incorporation) and Fox Energy Exploration Limited, as the case may be.

Corporate Overview

We are a development stage company engaged in the identification, acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We have oil and gas leases in Alaska, farm-in interests in the licenses covering blocks in the UK North Sea, interest in the UK onshore license, and joint venture interests in a gas well in Texas, and oil leases in Kansas.

Our Oil and Gas Projects

Kansas

On February 27, 2008, we entered into an agreement of intention to purchase the Geneseo-Edwards Program with Hodgden & Associates. Pursuant to the agreement, we had a net revenue interest in the program. The program consists of 100% working interest in 3 leases comprising 320 acres and located in Ellsworth County, Kansas. The expiration dates of these 3 leases are November 19, 2008, August 19, 2009, and August 31, 2009.

On June 26, 2008, we purchased these 3 leases and pursuant to an agreement with Hodgden & Associates, a mutual area of interest is established to cover the entire leases in addition to some of the surrounding areas. Under the agreement an overriding royalty of 7.5% is assigned to Mr. Hodgden and Dr. Knight in all additional acreage acquired in any manner by us within the mutual area of interest. Mr. Hodgden and Dr. Knight received the sum of $80,000 from us and Hodgden & Associates sold and assigned to us an 80% net revenue interest (100% working interest) in these 3 leases. The landowner royalty on each of these leases is 12.5% and Hodgden & Associates retains an overriding royalty interest of 7.5% in each lease. We are expected to drill a minimum of 10 wells on these leases and we will have to drill and establish production on each lease before the expiration date of each lease. If we fail to drill and establish production on each lease before the expiration date, we will have to pay $150,000 per lease lost to Hodgden & Associates.

We commenced a 10-well drilling program for the development of the Geneseo-Edwards Field located in Ellsworth County in September 2008. We have drilled 3 wells to date. The first two have been commercial successes, the third has similar results, and the fourth is currently being spudded. Well 1 is producing, well 2 will be put into production, and well 3 will be in production within one week. The lease which would have expired on November 19, 2008 is now held by production.

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

Drilling activities commenced in November 2007 for the reworking of the gas well and initial test production from the gas well took place in early January 2008. The well has been dormant since then but we intend to re-enter the well in the fourth quarter of 2008 with a view to perforating the alternative zones, and recommencing production of natural gas.

We are currently considering other similar oil and gas well re-entry opportunities in this area. Given the nature of the projects, it is not possible to define exact locations of our targets. However, we intend to participate in a minimum of 4 workover projects onshore in the United States over the coming 12 months at an estimated cost of $800,000 in total.

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

Stage three involved the re-interpretation of original and offset well logs. Our geologists worked with data originally collected from test wells that were initiated in the early stages of the prospect’s exploration. We reprocessed and reinterpreted this information using the latest available technology to improve our ability to decide upon exact zones and targets for drilling and producing hydrocarbons.

Stage four was the purchase of the available seismic data on the leases, which was completed in July 2008 for approximately $200,000. We also plan to drill 2 wells during the 2008-2009 drilling season. Hodgden & Associates is currently finishing the geology and geophysical studies. These studies have enabled us to optimize well location selection, and we are underway permitting the wells.

North Slope, Alaska

Leases Acquired from Fox Petroleum LLC

On August 14, 2007, we acquired 11 oil and gas leases in North Slope, Alaska under the lease purchase and sale agreement that we entered into with Fox Petroleum LLC on May 29, 2007. Effective March 1, 2008, we acquired 12th oil and gas lease under the agreement. These leases have been assigned to our wholly owned subsidiary, Fox Petroleum (Alaska) Inc. We have combined 100% working interests in these 12 state-issued oil and gas leases subject to a royalty of 16.67% to the State of Alaska and a private royalty of 5%. We intend to conduct an aggressive exploration and appraisal program on these 12 oil and gas leases.

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

Leases Acquired from Daniel Donkel and Samuel Cade

On October 10, 2007, our wholly owned subsidiary, Fox Petroleum (Alaska) Inc., entered into a purchase agreement with Daniel Donkel and Samuel Cade to acquire a 100% working interest on 8 oil and gas leases located in the North Slope, Alaska in consideration for $250,000 and 80,000 shares of our common stock. On November 2, 2007, the purchase agreement was amended to add Fox Petroleum Inc. as a party to the purchase agreement. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of these 8 oil and gas leases were completed effective March 1, 2008.

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

Pursuant to this farm-in agreement, we paid more than $2,000,000 cost for the hi-density 2D seismic survey over the Anglesey prospect located in the license. We acquired the seismic data on the Anglesey prospect and are currently concluding analysis of the data. Pending the final analysis of all relevant data, we expect to be able to define a drilling location during 2008, and commit to a drilling program in the course of the year. We may have to spend approximately $4,000,000 for our share of the cost of drilling an exploration well under the agreement. However, we are in active negotiations with other UK North Sea venturers to optimize our equity position in the license by inviting interested parties to participate in drilling the well in return for a percentage of our interests in the license at a promote uplift, meaning that we would charge more than 1% of our costs for each 1% farmed-out (e.g. 1.5% or 2% charged to farminee per 1% farmed-out). This could substantially reduce our expenditure exposure on the well, but could lead to our having a reduced holding in the license. Furthermore, there is no assurance that we will be able to reach an agreement with any of these venturers.

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

Under a separate agreement with Aimwell Energy Ltd., we agreed to transfer a 4.6% interest out of above 46% interest to Aimwell Energy Ltd. when we acquire the 46% interest from Valiant North Seal Limited and Petrofac Energy Developments Limited. Following the transfer of the 4.6% interest to Aimwell Energy Ltd., we will pay Aimwell Energy Ltd.’s share of all costs, expenses, liabilities, and obligations arising in respect of the operations on the southern part of block 211/17 until a field development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the block. Thereafter, our company and Aimwell Energy Ltd. will each be responsible for its respective share of costs. Michael Rose and Robert Frost, who became directors of our company effective May 5, 2008, are the beneficial owners and directors of Aimwell Energy Ltd.

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

UK Onshore License

On June 3, 2008, we acquired four 10 km x 10 km UK onshore license blocks in the south of England. The United Kingdom government made available this Petroleum Exploration and Development License and awarded the blocks totaling 400 km2 to our company and Aimwell Energy Ltd. in the latest round of onshore licensing. We have retained a 90% interest in the four blocks and Aimwell Energy Ltd. retained a 10% interest. Aimwell Energy Ltd. has a 10% carried interest in the license blocks, whereby we will pay Aimwell Energy Ltd.’s 10% share of all costs, expenses, liabilities, and obligations arising in respect of the operations on the four license blocks until a field development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, our company and Aimwell Energy Ltd. will each be responsible for its respective share of costs, with us being responsible for 90% of the costs and Aimwell Energy Ltd. responsible for its 10% share of the costs.

In return for the license, we will have to shoot 60 km of 2D seismic within the 6-year term of the license. Interpretation and analysis of the seismic data acquired will help further define the prospect, after which we will have an option to drill a well, or simply relinquish the license.

We have started the tendering process for the aforementioned seismic acquisition obligation.

Other Commitments

By an agreement dated May 22, 2007, we engaged an analyst to provide continuing research coverage regarding our company beginning May 22, 2007 until May 31, 2009. As of August 31, 2008, we are required to pay monthly installments of $1,750 until May 31, 2009.

On June 8, 2007, we entered into an employment agreement with Richard Moore, which was amended on October 19, 2007, pursuant to which Mr. Moore serves as our President and Chief Executive Officer. Pursuant to the employment agreement, we pay Mr. Moore £9,000 per month, payable in £4,500 bi-monthly installments, in arrears and reimburse him for all reasonable travelling and other expenses incurred by him in connection with his services to us. Mr. Moore is required to work at a minimum of 5 days per week for us and is entitled to a minimum annual vacation of four weeks. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause. Effective May 1, 2008, Richard Moore’s salary was increased to £15,000 per month.

On June 8, 2007, we entered into a consulting agreement with Alexander Craven, which was amended on October 19, 2007, pursuant to which we pay Mr. Craven £7,000 monthly and all reasonable travelling and other expenses incurred by him in connection with his duties to us. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause. Effective May 1, 2008, Alexander Craven’s salary was increased to £12,500 per month.

Effective August 17, 2007, we appointed William MacNee, Robert Frost, Michael Rose, John Spence, and Jonathan Wood to our board of advisors. We also entered into board of advisors agreements with Aimwell Energy Ltd. (a company controlled by Robert Frost and Michael Rose), Black Gold Consulting Inc. (a company controlled by William MacNee), John Spence, and Jonathan Wood, whereby we agreed to grant 20,000, 10,000, 10,000, and 10,000 shares of our common stock, respectively, for each completed year of the services. Effective May 5, 2008, all five of them became our directors and the board of advisors was dissolved. Also effective June 10, 2008, we entered into board of advisors termination agreements, whereby we terminated the board of advisors agreements and agreed to issue 20,000, 10,000, 10,000, 10,000 shares of our common stock to Aimwell Energy Ltd., Black Gold Consulting Inc., John Spence, and Jonathan Wood, respectively, for the services performed by them.

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

On May 8, 2008 we entered into a consulting agreement with Partners Consulting, Inc., a Florida corporation, with a view to introducing our company to potential new investors. We engaged Partners Consulting, Inc. on a 90 day exclusive basis commencing on May 8, 2008. The consideration payable is 6% of the gross proceeds from any financing whose funding source is introduced by Partners Consulting, Inc., payable in cash and by issuance of share purchase warrants equal to 6% of the gross proceeds. The warrants will have a cashless exercise and will be priced at market value as of the date of the financing and with a minimum expiry period of three years. In addition, if the financing is facilitated through an investment banker introduced by Partners Consulting, Inc., the consideration payable is reduced to 3% of the gross proceeds for cash and 3% of the gross proceeds for share purchase warrants. We also agreed to pay Partners Consulting, Inc. share purchase warrants equal to 50,000 shares of our common stock for the services of Partners Consulting, Inc. relating to the assembling, formatting, and compiling certain presentation documentation. These warrants will have a cashless exercise and will be priced at the market value as of May 8, 2008, exercisable in 90 days, and have a minimum expiry period of three years. In the event that Partners Consulting, Inc. introduces our company to potential new investors for successful financing, Partners Consulting, Inc. has the right to represent us as a finder in all subsequent equity or debt financing undertaken by us, for two years from May 8, 2008, on an exclusive basis for a 180 day period from formal engagement of Partners Consulting, Inc. in respect of each such subsequent financing round. The consulting agreement is for a period of one year. On June 27, 2008, we paid $150,000 to Partners Consulting, Inc. for financing from Trafalgar Capital Specialized Investment Fund, Luxembourg. In addition, we are required to issue warrants for financing from Trafalgar Capital Specialized Investment Fund, Luxembourg, pursuant to the consulting agreement with Partners Consulting, Inc.

On September 25, 2008, our wholly owned subsidiary, Fox Energy Exploration Limited, entered into a letter agreement with Pollard Financial Ltd. pursuant to which Pollard Financial Ltd. agreed to provide general corporate finance services with respect to Fox Energy Exploration Limited’s financing needs and listing on the TSX Venture Exchange via entering into definitive and binding agreement with a capital pool company in Canada. The term of the letter agreement is for a period of twelve months, and thereafter, renewable monthly at the option of Fox Energy Exploration Limited. In consideration for the services of Pollard Financial Ltd., Fox Energy Exploration Limited agreed to: (i) pay an engagement fee of 25,000 shares of common stock of Fox Petroleum Inc., payable upon signing of the letter agreement; (ii) pay 7% in cash of the gross proceeds of the financing, to be deducted from the gross proceeds, and paid upon the closing of each and any portion of the financing; (iii) issue common stock warrants equal to 7% of the gross proceeds, with the warrants having a cashless exercise and being priced as mutually agreed upon by Fox Energy Exploration Limited and Pollard Financing Ltd. at the time of each closing and having a term of two years; and (iv) pay a corporate finance fee of 100,000 shares of common stock of Fox Petroleum Inc., payable upon completion of the qualifying transaction with the capital pool company. Any amounts due and payable under the letter agreement and outstanding for in excess of 45 calendar days will accrue interest at the rate of 1.5% per month, compounding on a monthly basis. Fox Energy Exploration Limited also agreed to reimburse all reasonable out of pocket costs, charges and expenses, including travel, incurred by Pollard Financial Ltd. in the performance of its obligations under the letter agreement.

By a bonus agreement dated May 22, 2008, we agreed to issue 5,000 common shares and paid £5,000 during the year ended February 29, 2008) to Richard Moore as a performance bonus. At August 31, 2008, we had not yet issued the shares due.

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

Expenses

The major components of our expenses for the three and six months ended August 31, 2008 are outlined in the table below:

			Six Months Ended
	Three Months Ended August 31		August 31

Expenses:	2008	2007	2008	2007
Accounting and audit fees	71,065	29,536	104,309	35,112
Advertising and public relations	86,150	755,463	206,241	763,775
Bank charges	4,012	2,363	7,002	3,045
Consulting fees	431,381	24,000	625,738	39,000
Filing and transfer agent	16,512	1,318	17,637	2,018
Finance charge	76,240	-	729,240	-
Interest on notes payable	97,423	-	103,528	-
Legal fees	69,564	42,307	109,637	53,758
Management fees	151,431	36,000	228,253	72,000
Mineral property acquisition and exploration costs	-	1,862,618	-	1,864,953
Office and miscellaneous	118,248	27,415	165,069	49,957
Insurance	36,295	-	45,117	-
Travel and entertainment	31,477	38,177	48,314	47,673

We reported accounting and audit fees of $71,065 for the three months ended August 31, 2008, up from $29,536 for the three months ended August 31, 2007. This increase was primarily due to increased volume of work resulting from the start up of our operational activity.

We reported advertising and public relations expenses of $86,150 for the three months ended August 31, 2008, down from $755,463 for the three months ended August 31, 2007. This reduction was primarily due to less printing and distribution of our brochures and newsletter.

We reported bank charges of $4,012 for the three months ended August 31, 2008, up from $2,363 for the three months ended August 31, 2007. This increase was primarily due to a significant increase in the number of banking transactions.

We reported consulting fees of $431,381 for the three months ended August 31, 2008, up from $24,000 for the three months ended August 31, 2007. This increase was primarily due to start up of technical work program.

We reported filing and transfer agent fees of $16,512 for the three months ended August 31, 2008, up from $1,318 for the three months ended August 31, 2007. This increase was primarily due to increased number of filings and associated fees.

We reported finance charge of $76,240 for the three months ended August 31, 2008, up from $0 for the three months ended August 31, 2007. This increase was primarily due to the ammortization of finance cost associated with convertible venture.

We reported interest on notes payable of $97,423 for the three months ended August 31, 2008, up from $0 for the three months ended August 31, 2007. This increase was due to inclusion of accrued interest on notes payable.

We reported legal fees of $69,564 for the three months ended August 31, 2008, up from $42,307 for the three months ended August 31, 2007. This increase was primarily due to increased legal advice requirements as a result of the start up of our operational activity.

We reported management fees of $151,431 for the three months ended August 31, 2008, up from $36,000 for the three months ended August 31, 2007. This increase was primarily due to greater staffing levels.

We reported mineral property acquisition and exploration costs of $0 for the three months ended August 31, 2008, down from $1,862,618 for the three months ended August 31, 2007.

We reported office and miscellaneous expenses of $118,248 for the three months ended August 31, 2008, up from $27,415 for the three months ended August 31, 2007. This increase was primarily due to increase in staff numbers and thus office space required.

We reported insurance expenses of $36,295 for the three months ended August 31, 2008, up from $0 for the three months ended August 31, 2007. This increase was primarily due to implementation of directors and officers insurance coverage.

We reported travel and entertainment expenses of $31,477 for the three months ended August 31, 2008, up from $38,177 for the three months ended August 31, 2007. This reduction was primarily due to a reduction in the management travel requirement.

Liquidity and Capital Resources

Working Capital		August 31,	February 29,
		2008	2008
Current Assets		$175,510	$364,685
Current Liabilities		$1,668,043	$694,494
Working Capital	$	(-1,492,533)	$(329,809)

As of August 31, 2008, we held a cash balance of $19,128 and a working capital deficit of $1,492,533, compared to a cash balance of $271,601 and a working capital deficit of $329,809 as of February 29, 2008. We have suffered recurring losses from inception.

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

1.

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

2.

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

3.	On May 23, 2008, EuroEnergy loaned $50,000 to our company. As evidence of the loan, we have executed and delivered to EuroEnergy a promissory note dated May 23, 2008 in the principal amount of US$50,000, to be paid on the earlier of (i) the date that we obtain equity financing from a third party in the minimum amount of $1,000,000 net to our company, or (ii) May 23, 2009. For the period from the date of advance of the loan up to and including the date that we repay the loan, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, calculated and compounded monthly not in advance, until paid. Interest will be payable in a balloon payment on the date that we repay the loan.

4.

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

EuroEnergy have agreed, in light of the current market climate, to extend the term of the agreement until the company is able to raise further financing. Other terms of loans to remain.

Financing from Trafalgar Capital Specialized Investment Fund, Luxembourg

On June 24, 2008, we entered into a securities purchase agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg or Trafalgar pursuant to which we sold to Trafalgar $2,500,000 of a senior secured convertible redeemable debenture. Pursuant to the terms of the securities purchase agreement, we agreed to pay to Trafalgar a legal and documentation review fee of $17,500, a due diligence fee of $10,000, a warrant to purchase 500,000 shares of our common stock for five years at an exercise price of $2.9851 (issued on June 24, 2008), a commitment fee equal to 7% of the principal amount of the debenture, a facility fee equal to 2% of the principal amount of the debenture, and 200,000 restricted shares of our common stock (issued on June 23, 2008). In addition, we agreed to enter into a committed equity facility with Trafalgar, which will be entered into upon the debenture being repaid in full by us.

The debenture matures on October 24, 2009 and bears an annual interest rate of (i) 14% compounded monthly from June 24, 2008 until the date of effectiveness of our registration statement covering shares of our common stock into which the debenture may be converted and issuable upon exercise of the warrant, and (ii) 10% compounded monthly thereafter until the unpaid principal of the debenture is paid.

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

We may redeem the debenture, provided that our common stock is trading below 125% of the volume weighted average price as quoted by Bloomberg L.P. on June 24, 2008 at the time we give Trafalgar the redemption notice, by paying the unpaid principal and interest accrued to such date and a prepayment premium of 11% redemption premium on the amount redeemed. We must redeem the entire principal amount outstanding on the debenture on October 24, 2009 at a 4% redemption premium.

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

In addition, on June 24, 2008, to induce Trafalgar to execute and deliver the securities purchase agreement, we entered into a registration rights agreement with Trafalgar. Pursuant to the registration rights agreement, we agreed to prepare and file, no later than July 24, 2008, with the Securities and Exchange Commission a registration statement for the registration for the resale by Trafalgar at least 3 times the number of shares which are anticipated to be issued upon conversion of the debenture and shares of our common stock issuable to Trafalgar upon exercise of the warrant. We also have to use our best efforts to have the registration statement declared effective by the Securities and Exchange Commission no later than September 22, 2008. We have to cause the registration statement to remain effective until Trafalgar sells all of the shares issuable to Trafalgar upon conversion of the debenture and upon exercise of the warrant. If the Securities and Exchange Commission does not declare the registration statement effective by September 22, 2008, or if after the Securities and Exchange Commission declares the registration statement effective, Trafalgar cannot sell the shares of our common stock pursuant to the registration statement, we have to pay liquidated damages to Trafalgar, at its option, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the debenture outstanding for each 30 day period after July 24, 2008 or September 22, 2008 as the case may be. We have filed the aforementioned registration statement on August 15, 2008, but the Securities and Exchange Commission has not declared it effective yet. We are working with Trafalgar towards a resolution.

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

We are currently in negotiation to obtain a financing from Trafalgar in order to satisfy our cash requirements for our current plan of operations. We agreed to enter into a committed equity facility with Trafalgar, which will be entered into upon the debenture being repaid in full by us.We are currently working with Trafalgar to revise the agreements.

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

On September 26, 2008, Fox Petroleum Inc. and its wholly owned subsidiary, Fox Energy Exploration Limited, entered into a transaction proposal and exclusive agreement with Ballyliffin Capital Corp. or Ballyliffin relating to the proposed business combination. Ballyliffin is a capital pool company listed on the TSX Venture Exchange in Canada. A capital pool company is a company with no assets other than cash and no commercial operations. The capital pool company uses its funds to seek out an investment opportunity.

Under the proposed transaction, Ballyliffin will acquire 100% of the issued and outstanding shares of Fox Energy Exploration Limited whereby the holder of the issued and outstanding shares of Fox Energy Exploration Limited will receive common shares of Ballyliffin in exchange for its shares of Fox Energy Exploration Limited. The final structure of the proposed transaction will be determined once all of the tax, corporate, and securities laws issues have been reviewed in detail. There is no guarantee that the parties will negotiate and agree upon a definitive and binding agreement and that the proposed transaction will ultimately close.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

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

The success of our business depends upon the efforts of various third parties that we do not control. At present, we do act as the operator for several of our projects, but we do contract many service providers such as rig and drilling contractors. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

Effective May 1, 2008, Richard Moore’s salary was increased to £15,000 per month. Effective May 1, 2008, Alexander Craven’s salary was increased to £12,500 per month.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
(3)	(i) Articles of Incorporation and (ii) By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed on August 19, 2005)
3.2

Certificate of change filed with the Secretary of State of Nevada on January 2, 2007 and which is effective on January 11, 2007 (attached as an exhibit to our current report on Form 8- K filed on January 12, 2007)

3.3	Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (attached as an exhibit to our current report on Form 8-K filed on February 7, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on April 4, 2008 (attached as an exhibit to our current report on Form 8-K filed on April 21, 2008)
3.5	Amended and Restated Bylaws (attached as an exhibit to our current report on Form 8- K filed on April 30, 2008)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement dated February 23, 2007 (attached as an exhibit to our current report on Form 8-K filed on June 1, 2007)
10.2	Lease Purchase and Sale Agreement dated May 29, 2007 ((attached as an exhibit to our current report on Form 8-K filed on May 31, 2007)
10.3	Share Issuance Agreement dated May 17, 2007 (attached as an exhibit to our current report on Form 8-K filed on June 1, 2007)
10.4	Farm-In Agreement dated June 8, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.5	Employment Agreement dated June 11, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.6	Escrow Agreement dated June 8, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.7	Consulting Agreement dated June 12, 2007 (attached as an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.8	Consulting Agreement dated June 12, 2007 (attached as an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.9	Subscription Agreement between Trius Energy, LLC and our company (attached as an exhibit to our current report on Form 8-K filed on October 19, 2007)
10.10	Amendment to Employment Agreement dated October 19, 2007 (attached as an exhibit to our quarterly report on Form 10-QSB filed on October 22, 2007)
10.11	Amendment to Consulting Agreement dated October 19, 2007 (attached as an exhibit to our quarterly report on Form 10-QSB filed on October 22, 2007)

Exhibit No.	Description
10.12

Farm-Out Agreement dated November 8, 2007 between Valiant North Sea Limited, Petrofac Energy Developments Limited and Fox Energy Exploration Limited (attached as an exhibit to our current report on Form 8-K filed on November 23, 2007)

10.13	Purchase Agreement (North Slope Leases) dated October 10, 2007 (attached as an exhibit to our current report on Form 8-K filed on November 28, 2007)
10.14	Amendment Agreement No. 1 to Purchase Agreement (North Slope Leases) dated November 2, 2007 (attached as an exhibit to our current report on Form 8-K filed on November 28, 2007)
10.15	Purchase Agreement (Cook Inlet) dated October 10, 2007 (attached as an exhibit to our current report on Form 8-K filed on November 28, 2007)
10.16	Finder Agreement with Partners Consulting, Inc. dated February 15, 2008 (attached as an exhibit to our current report on Form 8-K filed on March 21, 2008)
10.17	Promissory Note dated April 1, 2008 to EuroEnergy Growth Capital S.A. (attached as an exhibit to our current report on Form 8-K filed on May 9, 2008)
10.18	Letter of Commitment with Senergy Limited (attached as an exhibit to our current report on Form 8-K filed on May 9, 2008)
10.19	Promissory Note dated May 1, 2008 to EuroEnergy Growth Capital S.A. (attached as an exhibit to our current report on Form 8-K filed on May 21, 2008)
10.20	Bonus Agreement dated May 22, 2008 between Richard Moore and our company (attached as an exhibit to our current report on Form 8-K filed on May 28, 2008)
10.21	Agreement of Intention to Sell/Purchase the Geneseo-Edwards Program between Hodgden & Associates and our company (attached as an exhibit to our current report on Form 8-K filed on May 29, 2008)
10.22	Promissory Note dated May 23, 2008 to EuroEnergy Growth Capital S.A. (attached as an exhibit to our current report on Form 8-K filed on June 6, 2008)
10.23	Board of Advisors Agreement dated July 19, 2007 with Aimwell Energy Limited (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.24	Board of Advisors Agreement dated July 19, 2007 with Black Gold Consulting Inc. (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.25	Board of Advisors Agreement dated August 2007 with John Spence (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.26	Board of Advisors Agreement dated August 2007 with Jonathan Wood (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.27	Board of Advisors Termination Agreement dated June 10, 2008 with Aimwell Energy Limited (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.28	Board of Advisors Termination Agreement dated June 10, 2008 with Black Gold Consulting Inc.(attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.29	Board of Advisors Termination Agreement dated June 10, 2008 with John Spence (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.30	Board of Advisors Termination Agreement dated June 10, 2008 with Jonathan Wood (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.31	Agreement dated January 24, 2008 with Aimwell Energy limited (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.32	Loan Agreement with EuroEnergy Growth Capital S.A. (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.33

Senior Secured Convertible Redeemable Debenture dated June 24, 2008 issued by our company to Trafalgar Capital Specialized Investment Fund, Luxembourg (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)

10.34	Warrant dated June 24, 2008 issued by our company to Trafalgar Capital Specialized Investment Fund, Luxembourg (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)

Exhibit No.	Description
10.35	Securities Purchase Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg and our company (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.36	Registration Rights Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg and our company (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.37	Escrow Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg, The Law Office of James G. Dodrill II, P.A. and our company (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.38	Security Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg and our company (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.39	Irrevocable Transfer Agent Instructions dated June 18, 2008 between Empire Stock Transfer Inc. and our company (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.40	General Assignment of Contracts and Leases dated June 18, 2008 between Trafalgar Capital Specialized Investment Fund, FIS and our company (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.41	Consulting Agreement with Partners Consulting, Inc. dated May 8, 2008 (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.42	Letter of Commitment with Senergy Limited (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.43	Investor Relations Consulting Service Agreement dated September 1, 2008 between our company and Benaterra Communications Inc. (attached as an exhibit to our current report on Form 8-K filed on September 12, 2008)
10.44	Investor Relations Consulting Service Agreement dated June 1, 2007 between our company and Senergy Communications Inc. (attached as an exhibit to our current report on Form 8-K filed on September 12, 2008)
10.45	Transaction Proposal and Exclusivity Agreement dated September 26, 2008 between Ballyliffin Capital Corp., Fox Energy Exploration Limited, and Fox Petroleum Inc. (attached as an exhibit to our current report on Form 8-K filed on October 1, 2008)
10.46	Letter Agreement dated September 25, 2008 between Fox Energy Exploration Limited and Pollard Financial Ltd. (attached as an exhibit to our current report on Form 8-K filed on October 1, 2008)
14.1	Code of Conduct and Ethics (attached as an exhibit to our current report on Form 8-K filed on May 9, 2008)
(21)	Subsidiaries
21.1	Fox Petroleum (Alaska) Inc., incorporated in Alaska
21.2	Fox Energy Exploration Limited, incorporated in England and Wales
21.3	Fox Petroleum, Inc., incorporated in Kansas
(31)	Section 302 Certification
31.1*	Section 302 Certification of Richard Moore
31.2*	Section 302 Certification of Jonathan Wood
(32)	Section 906 Certification
32.1*	Section 906 Certification of Richard Moore
32.2*	Section 906 Certification of Jonathan Wood
99.1	Audit Committee Charter (attached as an exhibit to our current report on Form 8-K filed on May 9, 2008)
99.2	Compensation Committee Charter (attached as an exhibit to our current report on Form 8-K filed on May 9, 2008)
99.3	Nominating Committee Charter (attached as an exhibit to our current report on Form 8- K filed on May 9, 2008)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX PETROLEUM INC.

/s/ Richard Moore
By: Richard Moore
President, Chief Executive Officer, Chairman, and
Director
(Principal Executive Officer)
Dated: October 20, 2008

/s/ Jonathan Wood
By: Jonathan Wood
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Dated: October 20, 2008