Form 10-Q
period 2008-11-30
FOX PETROLEUM INC.
filed 2009-01-21
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 84,668,245 shares of common stock issued and outstanding as of January 20, 2009

PART I

Item 1. Financial Statements.

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Stated in US Dollars)

 (Unaudited)

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2008 and February 29, 2008
(Stated in US Dollars)
(Unaudited)

ASSETS	November 30,	February 29,
	2008	2008

Current
Cash – general	$9,477	$271,601
– restricted	20,114	30,000
VAT refund and other receivables	117,667	-
Prepaid expenses	35,648	63,084

	182,906	364,685
Oil and gas interests – Note 4	9,169,202	5,800,917

	$9,352,108	$6,165,602

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 5 and 6	$4,547,658	$664,519
Due to related parties – Note 6	50,000	29,975
Current portion of notes payable – Note 5	1,487,980	-

	6,085,638	694,494
Notes payable – Note 5	1,430,223	-
Fees payable in stock and warrants – Notes 5(e), 8(c), (e) and (f)	82,909	35,000

	7,598,770	729,494

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4, 5, 6, 7, 8 and 10
Authorized:
90,000,000 common shares, par value $0.001 per share
Issued and outstanding:
67,818,245 common shares (February 29, 2008: 14,968,245)	67,818	14,968
Additional paid-in capital	38,630,284	8,168,634
Stock subscriptions receivable – Note 7(a)ii	(25,000,000)	-
Deficit accumulated during the development stage	(11,944,764)	(2,747,494)

	1,753,338	5,436,108

	$9,352,108	$6,165,602

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended November 30, 2008 and 2007 and for the period November 4, 2004 (Date of Inception) to November 30, 2008
(Stated in US Dollars)
(Unaudited)

					November 4,
					2004 (Date of
	Three months ended		Nine months ended		Inception) to
	November 30,		November 30,		November 30,
	2008	2007	2008	2007	2008
					(Cumulative)

Expenses
Accounting and audit fees	$31,409	$14,309	$135,718	$49,421	$232,648
Accretion of convertible note	204,750	-	302,849	-	302,849
Advertising and public relations	44,428	783,648	250,669	1,547,423	1,951,044
Bank charges	2,192	3,344	9,194	6,389	19,516
Consulting fees – Note 6	(155,629)	82,170	470,109	121,170	678,907
Filing and transfer agent	6,841	4,608	24,478	6,626	41,163
Finance fees – Notes 5 and 8(c)	2,919,413	-	3,648,653	-	3,648,653
Insurance	-	10,586	45,117	10,586	64,752
Interest on notes payable	96,085	-	199,613	-	199,613
Legal fees	102,349	42,569	211,986	96,327	375,844
Management fees – Note 6	215,906	49,073	444,159	121,073	653,599
Mineral property acquisition and
exploration costs	-	-	-	-	17,000
Office and miscellaneous – Note 6	4,032	50,770	169,101	100,727	346,345
Travel and entertainment	26,394	64,901	74,708	112,574	211,271

Loss for the period before other item	(3,498,170)	(1,105,978)	(5,986,354)	(2,172,316)	(8,743,204)

Other items:
Impairment of oil & gas assets -
Note 4(b)	(2,512,468)	-	(2,512,468)	-	(2,512,468)
Loss on extinguishment of debt –
Note5	(775,574)	-	(775,574)	-	(775,574)
Gain on recovery of VAT receivable	76,502	-	76,502	-	76,502
Interest and other income	130	942	624	8,130	9,980

Net loss for the period	$(6,709,580)	$(1,105,036)	$(9,197,270)	$(2,164,186)	$(11,944,764)

Basic and diluted loss per share	$(0.38)	$(0.08)	$(0.52)	$(0.18)

Weighted average number of shares
outstanding	17,570,992	14,310,890	17,530,609	11,716,231

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended November 30, 2008 and 2007 and
for the period November 4, 2004 (Date of Inception) to November 30, 2008
(Stated in US Dollars)
(Unaudited)

			November 4,
			2004 (Date of
	Nine months ended		Inception) to
	November 30,		November 30,
	2008	2007	2008
			(Cumulative)
Operating Activities
Net loss for the period	$(9,197,270)	$(2,164,186)	$(11,944,764)
Donated services and rent	-	-	21,000
Amortization of deferred financing costs	560,657	-	560,657
Accretion of convertible debt discount	302,849	-	302,849
Fees payable in stock and warrants	17,150	-	52,150
Finance fee	2,940,382	-	2,940,382
Impairment of oil & gas assets	2,512,468	-	2,512,468
Loss on extinguishment of debt	775,574	-	775,574
Gain on recovery of VAT receivable written-off	(76,502)	-	(76,502)
Change in non-cash working capital balances
related to operations:
VAT refund and other receivables	(41,165)	-	(41,165)
Prepaid expenses	27,436	(49,691)	(35,648)
Accounts payable and accrued liabilities	137,562	784,707	372,108

Net cash used in operating activities	(2,040,859)	(1,429,170)	(4,560,891)

Investing Activities
Increase in oil and gas interests	(2,135,176)	(3,407,291)	(5,540,418)
Decrease (increase) in restricted cash	9,886	-	(20,114)

Net cash used in investing activities	(2,125,290)	(3,407,291)	(5,560,532)

Financing Activities
Issuance of common shares	-	4,700,000	6,196,900
Share subscriptions	-	500,000	-
Advances from related parties	20,025	-	50,000
Deferred financing costs	(516,000)	-	(516,000)
Proceeds from notes payable	4,400,000	-	4,400,000

Net cash provided by financing activities	3,904,025	5,200,000	10,130,900

Increase (decrease) in cash and restricted cash
during the period	(262,124)	363,539	9,477

Cash, beginning of period	271,601	119,051	-

Cash, end of period	$9,477	$482,590	$9,477

Non-cash transactions – Note 9

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period November 4, 2004 (Date of Inception) to November 30, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
				Additional	Stock	During the
		*Common Shares		Paid-in	Subscriptions	Development
		Number	Par Value	Capital	Receivable	Stage	Total

Capital stock issued for cash	– at $0.0008333	5,880,000	$5,880	$(980)	$-	$-	$4,900
	– at $0.0083333	3,840,000	3,840	28,160	-	-	32,000
	– at $0.0833333	120,000	120	9,880	-	-	10,000
Donated services and rent		-	-	3,000	-	-	3,000
Net loss for the period		-	-	-	-	(18,821)	(18,821)

Balance, February 28, 2005		9,840,000	9,840	40,060	-	(18,821)	31,079
Donated services and rent		-	-	9,000	-	-	9,000
Net loss for the year		-	-	-	-	(45,915)	(45,915)

Balance, February 28, 2006		9,840,000	9,840	49,060	-	(64,736)	(5,836)
Capital stock issued for cash	– at $5.00	20,000	20	99,980	-	-	100,000
Donated services and rent		-	-	9,000	-	-	9,000
Net loss for the year		-	-	-	-	(54,555)	(54,555)

Balance, February 28, 2007		9,860,000	9,860	158,040	-	(119,291)	48,609

…/cont’d

SEE ACCOMPANYING NOTES

Continued

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period November 4, 2004 (Date of Inception) to November 30, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
				Additional	Stock	During the
		*Common Shares		Paid-in	Subscriptions	Development
		Number	Par Value	Capital	Receivable	Stage	Total

Balance, February 28, 2007		9,860,000	9,860	158,040	-	(119,291)	48,609
Capital stock issued for oil and gas interests		4,000,000	4,000	997,702	-	-	1,001,702
Capital stock issued for cash		1,028,245	1,028	6,048,972	-	-	6,050,000
Capital stock issued for oil and gas
interests	– at $12.05	80,000	80	963,920	-	-	964,000
Net loss for the year		-	-	-	-	(2,628,203)	(2,628,203)

Balance, February 29, 2008		14,968,245	14,968	8,168,634	-	(2,747,494)	5,436,108
Capital stock issued for finance fee	– at $3.43	150,000	150	514,350	-	-	514,500
Capital stock issued pursuant to convertible
debenture	– at $1.96	200,000	200	392,304	-	-	392,504
	– at $0.39	2,500,000	2,500	813,168	-	-	815,668
Discount of convertible debt payable - Note 5		-	-	574,276	-	-	574,276
Discount of convertible debt payable -Note 5		-	-	651,842	-	-	651,842
Beneficial conversion feature		-	-	1,533,220	-	-	1,533,220
Beneficial conversion feature		-	-	1,032,490	-	-	1,032,490
Capital stock issued	– at $0.50	50,000,000	50,000	24,950,000	(25,000,000)	-	-
Net loss for the period		-	-	-	-	(9,197,270)	(9,197,270)

Balance, November 30, 2008		67,818,245	$67,818	$38,630,284	$(25,000,000)	$(11,944,764)	$1,753,338

*

The common stock issued has been retroactively restated to reflect a reverse split of 1 new share for 5 old shares, effective April 21, 2008. The par value of common stock and additional paid-in capital has been retroactively restated to reflect these changes.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying nine months to November 30, 2008 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s February 29, 2008 financial statements.

Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ending February 28, 2009.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2008, the Company has a working capital deficiency of $5,902,732, has not yet achieved profitable operations, has accumulated losses of $11,944,764 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	New Accounting Standards

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company does not expect the adoption of the FSP will have any impact on its results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF07-5”). EITF07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

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
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 3

Note 3	New Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s quarterly financial statements resulting from adoption of this new standard.

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB 159 is effective for fiscal years beginning after November 15, 2007. FASB 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. There is no impact on the Company’s quarterly financial statements resulting from adoption of this new standard.

Note 4	Oil and Gas Interests – Note 10 b)

	November 30, 2008
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,617,182	$5,656	$3,622,838
- exploration costs	2,338,797	5,772,199	8,110,996

	5,955,979	5,777,855	11,733,834
Less: Write-down of oil & gas assets	-	(2,512,468)	(2,512,468)
Less: Incidental revenue	(52,164)	-	(52,164)

	$5,903,815	$3,265,387	$9,169,202

	February 29, 2008
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,533,282	$-	$3,533,282
- exploration costs	67,168	2,200,467	2,267,635

	$3,600,450	$2,200,467	$5,800,917

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 4

Note 4	Oil and Gas Interests – Note 10 b) – (cont’d)

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

Pursuant to underlying agreements on the property, the Company is obligated to drill one test well to at least 10,000 feet on or before November 14, 2011, four test wells to at least 4,000 feet on or before February 20, 2012, and one test well to at least 4,000 feet on or before January 16, 2012. The Company is currently unable to quantify their estimate of the cost of these wells.

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

Subsequent to November 30, 2008 the Company returned the Licenses to the UK government and consequently all costs ($2,512,468) incurred to November 30, 2008 have been written-off on the statement of operations during the period.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 5

Note 4	Oil and Gas Interests – Note 10 b) – (cont’d)

e)

By a purchase agreement dated October 10, 2007, the Company acquired 6 oil and gas leases located in Cook Inlet of the State of Alaska for $750,000, payable in installments on or before March 7, 2008. At November 30, 2008, the Company had paid $750,000. Included in these leases were 3 unissued leases that the vendors owned the rights thereto. The leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5% of net revenue.

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

g)

By a letter agreement dated February 27, 2008, the Company purchased an 80% net revenue interest in three oil leases in Ellsworth County, Kansas, USA by the payment of $80,000. The leases are subject to a landowner royalty of 12.5% and an overriding royalty of 7.5% retained by vendors. The Company is required to drill at least one well on each lease before the leases expire on November 19, 2008, November 19, 2009 and November 30, 2009 or pay the vendor a penalty of $150,000 (Note 5(e)).

At November 30, 2008 the Company had drilled four wells on these leases and have earned incidental revenue of $52,164 from two of these wells, which has been credited against oil and gas interests on the consolidated balance sheet during the period as a result of the wells not yet reaching full commercial production.

h)

On June 3, 2008, the Company was granted a 90% interest in four UK petroleum production licenses, located in the south of England. In order to maintain the licenses, the Company must undertake seismic exploration estimated to cost $500,000 within the six year term of the license.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 6

Note 5	Notes Payable

		November 30,	February 29,
		2008	2008

Promissory notes (a), (b), (c)		$450,000	$-
Loan agreement (d)		450,000	-
Convertible notes payable (e)	$3,500,000
Less: discount on convertible notes	(1,467,510)
Add: accretion of discount	111,643
Less: financing costs	(134,087)
Add: amortization of financing costs	8,157	2,018,203	-

		2,918,203	-
Less: current portion		(1,487,980)	-

		$1,430,223	$-

a)

On April 2, 2008 the Company was loaned $250,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the Company, or (ii) April 1, 2009. For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.

b)

On May 6, 2008 the Company was loaned $150,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 1, 2009. For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.

c)

On May 23, 2008 the Company was loaned $50,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 23, 2009. For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 7

Note 5	Notes Payable – (cont’d)

c)

On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement. The principal and interest is to be paid on the earlier of (i) cash available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) November 30, 2008. This loan bears interest at 12% per annum, calculated annually. The loan is secured by the Company’s assets. As additional compensation for the loan, the Company issued to the lender 150,000 common shares of the Company. The fair value of these shares was determined to be $514,500 based on the market value of the shares on the date of issuance and was recorded as a financing fee on the consolidated statement of operations.

At November 30, 2008 this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

e)

Pursuant to an Amendment to Securities Purchase Agreement, Secured Debenture, Registration Rights Agreement and Security Agreement dated October 31, 2008 ("Amendment Agreement"), the Company amended a Securities Purchase Agreement, Debentures, a Registration Rights Agreement, an Escrow Agreement and a Pledge and Escrow Agreement ("Original Agreements") all originally dated June 24, 2008. Under the Amendment Agreement the Company issued three secured convertible debentures totaling $3,500,000 consisting of two “Amended Debentures” and one “New Debenture”:

(i) Amended Debentures - $2,500,000

The Original Debenture which was a $2,500,000 senior secured convertible note was amended on November 11, 2008 into two debentures each of which are for a total principal amount of $1,250,000 (the “Amended Debentures).

The Amended Debentures bear interest at 10% per annum, compounded monthly. The principal and any unpaid accrued interest owing on the debentures are convertible into common stock of the Company in the event of a default or at the option of the holder at the rate of the lesser of i) 125% of the volume weighted average stock price (“VWAP”) and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date. The Amended Debentures also contain a redemption option whereby the Company can redeem the Amended Debentures provided its common stock is trading below 100% of the VWAP as quoted by Bloomberg L.P on October 31, 2008 by paying the unpaid principal and interest accrued and a prepayment premium of 15%. The Company must redeem the entire principal amount outstanding on one of the Amended Debentures on April 30, 2009 at a 15% redemption premium; however, there is no mandatory redemption premium on the second Amended Debenture.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 8

Note 5	Notes Payable – (cont’d)

e) – (cont’d)
(i) Amended Debentures - $2,500,000 – (cont’d)

Due to the cancellation of the Original Debenture and share purchase warrants, for accounting purposes, the new convertible debenture was accounted for as an extinguishment of the original debt with the issuance of new convertible debt in accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments: ("EITF 96-19") and EITF Issue No. 06-6 "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments ("EITF 06-6"). As a result, the difference between the fair value of the new convertible debenture and the carrying value of the original debt was recorded as a loss on extinguishment of convertible debt of $775,574 in the Consolidated Statement of Operations and a corresponding entry to the debt discount. In consideration for the holder's agreement to extend the maturity date of the original convertible debt from October 24, 2008 to April 30, 2009, the Company cancelled the original 500,000 warrants issued in connection with the Original Debenture and replaced them with 2,000,000 warrants with a term of 5 years and a decreased exercise price of $0.001. The exercise price is subject to an adjustment if, during the term of the warrants, the Company issues shares, options or convertible securities for consideration less than the exercise price, then the exercise price will be adjusted to 85% of such consideration. Additional warrants will be issued if the Company becomes in default under the transaction agreements.

The Company determined the allocation of the proceeds of the Original convertible debenture based on the relative fair value of the convertible debenture, the 500,000 share purchase warrants and the 200,000 common shares. The fair value of the warrants of $574,276 and the common shares of $392,504 were determined using the Black-Scholes valuation model and the market value of the shares on the date of issuance, respectively. The resulting discount of $966,780 was being accreted over the term of the debenture. The assumptions used in the Black-Scholes calculation are as follows: expected life – 5 years; volatility – 78.26%; Dividend rate – 0%; and risk free interest rate is 3.52% .

The Company determined the allocation of the proceeds of the Amended Debentures based on the relative fair value of the convertible debenture, the share purchase warrants and the common shares. The fair value of the warrants of $651,842 and the common shares of $815,668 were determined using the Black-Scholes valuation model and the market value of the shares on the date of issuance, respectively. The resulting discount of $1,457,510 being accreted over the term of the debenture. The assumptions used in the Black-Scholes calculation are as follows: expected life – 5 years; volatility – 78.26%; Dividend rate – 0%; and risk free interest rate is 3.52% .

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 9

Note 5	Notes Payable – (cont’d)

e) – (cont’d)

(i) Amended Debentures - $2,500,000 – (cont’d)

	Face		Deferred	Carrying
	Amount	Discount	Financing Costs	Value
Balance, March 1, 2008	$-	$-	$-	$-
Issuance of Original Debenture	2,500,000	(966,780)	-	1,533,220
Accretion of debt discount	-	191,206	-	191,206
Closing costs	-	-	(252,500)	(252,500)
Commissions paid – cash	-	-	(150,000)	(150,000)
Finders fees – warrants	-	-	(5,109)	(5,109)
Extinguishment of Original	(2,500,000)	775,574	407,609	(1,316,817)
Debenture
Issuance of Amended Debentures	2,500,000	(1,467,510)		$1,032,491
Accretion of debt discount	-	111,643		111,642
Closing costs	-	-	(53,500)	(53,500)
Commissions paid – cash	-	-	(60,000)	(60,000)
Finders fee – warrants	-	-	(20,587)	(20,587)
Amortization of financing costs	-	-	8,157	8,157
Balance, November 30, 2008	$2,500,000	$(1,355,867)	$(125,930)	$1,018,203

The Company recorded a beneficial conversion feature of $1,533,220 with respect to the Original Debentures pursuant to EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. This amount has been included in financing fees for the nine months ended November 30, 2008. The Company recorded a beneficial conversion feature of $1,032,490 with respect to the Amended Debentures pursuant to EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. This amount has also been included in financing fees for the nine months ended November 30, 2008.

The Company was required to pay to the investor at closing of the Original Agreements: $17,500 in legal costs, a $10,000 due diligence fee, a 7% commitment fee and a 2% facility fee, 500,000 share purchase warrants and 200,000 shares of common stock. Finder’s fees of $150,000 and 52,265 share purchase warrants were paid to Partners Consulting in connection with the Original Agreements pursuant to a finder agreement dated February 15, 2008. This amount is included in fees payable in stock and warrants at November 30, 2008. The warrants will expire in a minimum period of three years from the date of issuance.

At the closing of the Amended Debentures the Company incurred: $7,500 in legal costs, a $45,000 commitment fee, a $1,000 due diligence fee, and 2,500,000 shares of common stock.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 10

Note 5	Notes Payable – (cont’d)

e) – (cont’d)

(i) Amended Debentures - $2,500,000 – (cont’d)

Pursuant EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments and EITF 06-6 Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, the Company determined that the modifications to the Original Debenture under the Amendment Agreements were substantial, therefore the Original Debenture was considered extinguished and the remaining unamortized commissions and fees due on closing were recognized in income as financing fees.

In no event shall the Holder be entitled to convert this Debenture for a number of shares of Common Stock in excess of that number of shares of Common Stock which, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the Holder and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following such conversion without the approval of the Company.

Upon the occurrence of an Event of Default by the Company, the Holder has the option to elect that the interest due and payable be paid in cash or in stock at the rate of 85% of the lower of: (i) the VWAP on the date the interest payment is due; or (ii) if the interest payment is not made when due, the VWAP on the date the interest payment is made.

The Debentures are secured by all of the assets and property of the Company and its subsidiaries pursuant to a Security Agreement. The debentures are further secured by a Pledge and Escrow Agreement pursuant to which 15,000,000 common shares of the Company are being held in escrow on behalf of the investor and have been recorded at $nil consideration.

Further, the debenture is subject to a currency adjustment clause whereby the exchange rate between the US Dollar and the Euro will be fixed at the date of closing and if the exchange rate moves unfavorably for the holder of the debenture, the Company will be required to adjust conversion and redemption rates to compensate the holder for any such loss.

The debenture also contains certain restrictions on the Company for new share or debt issuances as long as any principal or interest amount remains outstanding on the debenture.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 11

Note 5	Notes Payable – (cont’d)

e) – (cont’d)

(ii) New Debenture - $1,000,000

The New Debenture and has a principal amount of $1,000,000 and matures on October 31, 2010 (the “New Debenture”). The New Debenture bears interest at a rate of 10% per annum compounded monthly. The principal and any unpaid accrued interest owing on the debentures are convertible into common stock of the Company in the event of a default or at the option of the holder at the rate of the lesser of i) 125% of the volume weighted average stock price and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date.

The Company may redeem any or all of the New Debenture at any time, provided that the Common Stock is trading below the Fixed Price at the time the Company gives the Holder the redemption notice, by paying the unpaid principal and interest accrued and a prepayment premium of 15% redemption premium on the amount redeemed. In any case, the Company must redeem the $1,000,000 debenture maturing October 31, 2010 in equal monthly installments commencing January 31, 2009 until maturity at a 15% redemption premium.

Pursuant to the securities purchase agreement, the Company entered into a freestanding investor registration rights agreement dated June 24, 2008 and amended October 31, 2008. Under the terms of this agreement, the Company must have registered at least three (3) times the number of shares which are anticipated to be issued upon conversion of the Debentures issued and shares of common stock issuable to the purchaser upon exercise of the warrants. The Company has the obligation to use their best efforts to keep the registration of these securities effective by the SEC until all of the securities had been sold by the purchaser. Failure to meet this obligation would result in the Company incurring liquidated damages in the amount of 2% of the liquidated value of the debentures for each 30 day period registration of the securities is not effective.

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”. At November 30, 2008, no amount for this contingency has been recognized as the Company has determined that any loss is not probable.

Included in accounts payable and accrued liabilities at November 30, 2008 is $74,613 (February 29, 2008: $Nil) for accrued interest on these notes payable.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 12

Note 6	Related Party Transactions – Note 8

The officers of the Company provide consulting and management services to the Company as follows:

					November 4,
					2004 (Date of
	Three months ended		Nine months ended		Inception) to
	November 30,		November 30,		November 30,
	2008	2007	2008	2007	2008

Consulting fees	$76,141	$64,865	$265,523	$103,865	$320,939
Management fees	215,906	43,073	305,976	109,073	614,728
Office and
miscellaneous	-	-	-	-	7,000

	$292,047	$107,938	$571,499	$212,938	$942,667

Included in accounts payable and accrued liabilities at November 30, 2008 is $312,790 (February 29, 2008: $22,438) owed to directors of the Company for expenses incurred on behalf of the Company and for unpaid management and consulting fees.

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

Effective January 11, 2007 the Company completed a forward stock split of the authorized, issued and outstanding shares of common stock on a six new for one old basis. Authorized capital increased from 75,000,000 common shares to 450,000,000 common shares. Effective April 21, 2008 the Company completed a reverse stock split of authorized, issued and outstanding shares of common stock on a one new for five old basis. Authorized capital decreased from 450,000,000 to 90,000,000. These financial statements have been retroactively restated to reflect these changes.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 13

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10

a)	Share Issuance Agreements:

i)

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 14

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10

a)	Share Issuance Agreement: – (cont’d) i) – cont’d

As at November 30, 2008, there are 3,048,245 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

Number of	Exercise
Warrants	Price	Expiry Date

20,000	$6.25	February 23, 2010
377,358	$6.65	May 17, 2010
31,056	$10.05	August 1, 2010
44,199	$11.30	September 10, 2010
52,133	$13.20	September 10, 2010
28,708	$13.05	October 1, 2010
16,381	$15.25	October 26, 2010
21,097	$14.80	October 26, 2010
35,897	$12.20	October 26, 2010
47,337	$10.55	November 28, 2010
43,478	$4.30	January 16, 2011
96,154	$6.50	January 24, 2011
48,387	$3.90	January 30, 2011
89,286	$3.50	February 11, 2011
96,774	$3.90	February 26, 2011
2,000,000	$0.001	October 31, 2013

3,048,245

ii)

On November 5, 2008, the Company entered into a subscription agreement with Carbon Energy Investments Limited (“Carbon Energy”) for the sale of 80,000,000 shares of common stock at a price of $0.50 per share for the aggregate price of $40,000,000. Carbon Energy agreed to pay for the shares as follows:

$15,000,000 on or before November 30, 2008 (later amended to December 12, 2008);
$15,000,000 on or before January 31, 2009; and
$10,000,000 on or before March 31, 2009.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 15

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10 – (cont’d)

a)	Share Issuance Agreement: – (cont’d)

ii) – cont’d

On November 26, 2008, the Company issued 50,000,000 shares of common stock to Carbon Energy in consideration for $25,000,000 to be received pursuant to the above-mentioned subscription agreement.

On November 5, 2008, the Company entered into an agreement to purchase shares in Alaska Oil & Gas Resources Limited (“Alaska Oil & Gas”) with Carbon Energy. Carbon Energy is the sole owner of Alaska Oil & Gas. Pursuant to the agreement, the Company agreed to acquire 100% of the issued shares of Alaska Oil & Gas from Carbon Energy in consideration for $57,500,000, $250,000 of which was to be paid in cash and the remainder by the issuance of 57,250,000 shares of common stock. On the same day, two of the Company’s directors were appointed as directors of Alaska Oil & Gas.

On November 28, 2008, the Company entered into an amendment agreement with Carbon Energy relating to purchase of Alaska Oil & Gas whereby it was agreed that the consideration to be paid pursuant to the agreement was varied such that the consideration would amount to $57,500,000, payable by the issuance of 2,000,000 shares of common stock within three business days of November 2008 (issued subsequently) and 55,500,000 shares on completion of the transaction.

On December 3, 2008, the Company entered into a letter agreement with Carbon Energy whereby Carbon Energy agreed to return 2,000,000 shares of common stock to the company upon demand unless certain conditions are fulfilled or waived. The conditions are, among others, that Carbon Energy must complete in full the subscription agreement dated November 5, 2008 except that the first $20,000,000 must be paid to the company on or before December 7, 2008 and that Carbon Energy must sell to the Company Alaska Oil & Gas which must own certain oil and gas leases pursuant to the agreement relating to the purchase of Alaska Oil & Gas.

The Company has not yet received the $25,000,000 under the above mentioned subscription agreement and it is the Company’s intention to extend and amend these agreements.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 16

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10 – (cont’d)

b)	Share Purchase Warrants

The summary of the changes in the Company’s share purchase warrants for the periods ended November 30, 2008 and February 29, 2008 is presented below:

	November 30, 2008		February 29, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of the
period	1,048,246	$7.34	20,000	$6.25
Issued	2,000,000	$0.001	1,028,246	$7.36

Balance, end of period	3,048,246	$2.53	1,048,246	$7.34

The remaining average life of the warrants at November 30, 2008 is 3.85 years (February 29, 2008: 2.57 years).

A finder's fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 5(e)) pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants was determined using the Black-Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 78.26%; Dividend rate –0%; and risk free interest rate is 1.27% . At November 30, 2008 these warrants had not yet been issued and are included in fees payable in stock and warrants.

A finder's fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 5(e) pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants was determined using the Black-Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 78.26%; Dividend rate –0%; and risk free interest rate is 1.27% . At November 30, 2008 these warrants had not yet been issued and are included in fees payable in stock and warrants.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 17

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

At November 30, 2008, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $5,063, which was included in fees payable in stock and warrants at November 30, 2008. The fair value of these warrants was determined to be $138,500 at August 31, 2008 and, consequently an amount of $133,437 has been shown as a recovery of for the three months ended November 30, 2008. These warrants are exercisable at $2.77 and will expire three years from the date of issuance. The fair value of these warrants was determined using the Black Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 78.26%; Dividend rate – 0%; and risk free interest rate is 1.27%.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 18

Note 8	Commitments – Notes 4, 5, 7 and 10 – (cont’d)

e)

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At November 30, 2008, the Company had not yet issued the shares due. The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at November 30, 2008.

f)

During the nine months ended November 30, 2008, the Company recorded a recovery of $(5,000) (2007: $Nil) for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated November 17, 2007 as compensation to the members of the BOA. An amount of $30,000 is included in fees payable in stock and warrants at November 30, 2008 for these shares.

g)

By an investor relations consulting service agreement dated September 1, 2008 and later verbally amended, the Company agreed to pay $6,000 per month for services relating to investor relations and corporate communications, identification of projects of interest and basic project management for an initial period of nine months beginning on September 1, 2008. Following the initial period of nine months, the contract will continually and automatically be renewed for additional nine month periods until it is terminated by either party.

Note 9	Non-cash Transactions – Note 5

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. For the nine months ended November 30, 2008, accounts payable includes $3,745,577 of expenditures related to oil and gas projects. This transaction was excluded from the statements of cash flows.

Note 10	Subsequent Events

Subsequent to November 30, 2008, the Company obtained shareholder approval to amend its authorized share capital from 90,000,000 common shares, par value $0.001 to 500,000,000 common shares, par value $0.001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report contains forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this quarterly report. Examples of forward looking statements made in this quarterly report include statements about:

  our future exploration programs and results;

  our future capital expenditures;

  our future financing; and

  our future investments in and acquisitions of oil and gas properties.

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

  the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and

  other factors discussed under “Item 1A. Risk Factors” commencing on page 20 of this quarterly report.

These risks may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward looking statements to conform these statements to actual results.

In this report, the terms “we”, “us” and “our” refer to Fox Petroleum Inc. and/or our wholly owned subsidiaries, Fox Petroleum (Alaska) Inc., Fox Petroleum, Inc. (a Kansas corporation) and Fox Energy Exploration Limited, as the case may be.

Corporate Overview

We are a development stage company engaged in the identification, acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We have oil and gas leases in Alaska, farm-in interests and awarded interests in the licenses covering blocks in the UK North Sea, interests in the UK onshore and offshore licenses, and joint venture interests in a gas well in Texas, and oil and gas leases in Kansas.

Transactions with Carbon Energy Investments Limited

Subscription Agreement

On November 5, 2008, we entered into a subscription agreement with Carbon Energy Investments Limited for the sale of 80,000,000 shares of our common stock at a price of $0.50 per share for the aggregate price of $40,000,000. Carbon Energy agreed to pay for the shares as follows:

$15,000,000 on or before November 30, 2008 (later amended to December 12, 2008);

$15,000,000 on or before January 31, 2009; and

$10,000,000 on or before March 31, 2009.

On November 26, 2008, we issued 50,000,000 shares of our common stock to Carbon Energy in consideration for $25,000,000 to be received pursuant to the above-mentioned subscription agreement.

Purchase Agreement for Alaska Oil & Gas Resources Limited

On November 5, 2008, we entered into an agreement to purchase shares in Alaska Oil & Gas Resources Limited with Carbon Energy. Carbon Energy is the sole owner of Alaska Oil & Gas. Pursuant to the agreement, we agreed to acquire 100% of the issued shares of Alaska Oil & Gas from Carbon Energy in consideration for $57,500,000, $250,000 of which was to be paid in cash and the remainder by the issuance of 57,250,000 shares of our common stock at a deemed price of $1.00 per share. In addition, Carbon Energy agreed to procure the directors of Alaska Oil & Gas to appoint Richard Moore (our chairman, president, chief executive officer and director) as director and another party as director and as secretary of Alaska Oil & Gas. On the same day, Mr. Moore and William MacNee (our chief operating officer and director) were appointed as directors of Alaska Oil & Gas.

On November 28, 2008, we entered into an amendment agreement with Carbon Energy relating to purchase of Alaska Oil & Gas whereby it was agreed that the consideration to be paid pursuant to the agreement was varied such that the consideration would amount to $57,500,000, payable by the issuance of 2,000,000 shares of our common stock within three business days of November 2008 and 55,500,000 shares on completion of the transaction, as described in the agreement for the purchase of Alaska Oil & Gas, with all shares having a deemed price of $1.00 per share.

On December 3, 2008, we also entered into a letter agreement with Carbon Energy whereby Carbon Energy agreed to return 2,000,000 shares of our common stock to our company upon demand unless certain conditions are fulfilled or waived. The conditions were, among others, that Carbon Energy must complete in full the subscription agreement dated November 5, 2008 except that the first $20,000,000 must be paid to our company on or before December 7, 2008 and that Carbon Energy must sell our company Alaska Oil & Gas which must own North Alexander, Kitchen and East Kitchen oil and gas leases pursuant to the agreement relating to the purchase of Alaska Oil & Gas.

It is our intention to extend and amend these agreements to give Carbon Energy additional time, given current market conditions, to complete the above transactions.

Increase in the Authorized Capital

We are currently authorized to issue 90,000,000 shares of our common stock. As of January 20, 2009, we had 84,668,245 shares of our common stock issued and outstanding. In order to issue all the shares under the subscription agreement and the purchase agreement for Alaska Oil & Gas, we plan to increase our authorized capital from 90,000,000 shares of common stock with a par value of $0.001 to 500,000,000 shares of common stock with a par value of $0.001.

On November 26, 2008, our board of directors unanimously approved the amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 90,000,000 to 500,000,000. The approval of the amendment to our articles of incorporation requires the consent of the holders of at least a majority of the outstanding shares of our common stock. Subsequent to the approval of our board of directors of the amendment to our articles of incorporation, Carbon Energy Investments Limited and Trafalgar Capital Specialized Investment Fund, the holders of the majority of the outstanding shares of our common stock, gave us their written consent to the amendment to our articles of incorporation effective December 6, 2008. The increase in our authorized share capital will not become effective until not less than 20 days after the information statement regarding the increase in the authorized capital is first mailed to stockholders of our common stock and until the appropriate filing is made with the Nevada Secretary of State.

Blackhawk Investments Limited

On November 19, 2008, Blackhawk Investments Limited sent a letter to our company agreeing to underwrite our commitment to Senergy Limited in respect of all costs related to the drilling of our 211/17 Bourbon prospect in the sum not to exceed $30,000,000 and that Blackhawk will be repaid as a priority distribution from income generated by the Bourbon prospect, together with a return of $6,000,000 or equivalent. The letter stated that the undertaking is irrevocable undertaking on behalf of Blackhawk and is issued on the understanding that we will secure Blackhawk’s funds in the total sums advanced by granting Blackhawk a security interest over our interest in the well. Blackhawk Investments Limited agreed to work on the basis that, upon request by our company, that it will transfer the sum of $15,000,000 to our operating account as the initial payment no later than November 30, 2008 and thereafter in tranches of $5,000,000 each, up to the maximum limited of $30,000,000.

It is our intention to extend and amend this agreement to give Blackhawk additional time, given current market conditions, to complete the above transactions.

There is no guarantee that the transactions contemplated by the agreements or arrangements between our company and Carbon Energy or its related parties will be completed or, if they are completed, that they will be completed on the terms set forth above.

Offer to Minmet Plc.

On December 4, 2008, we sent a letter to the directors of Minmet plc, an Irish company, with an offer for the entire issued and to be issued share capital of Minmet. We proposed to offer a price of 0.12 pence per share to all shareholders of Minmet. The proposed offer is an all share offer whereby shareholders of Minmet are to receive shares of our common stock in exchange for shares in Minmet. The offer is subject to our completing, to our satisfaction, both technical and legal due diligence (which remains ongoing) on the proposed transaction and Minmet. It is intended that the proposed offer will be funded through an issue and allotment of new shares of our common stock based on the average mid market price 10 days prior to any circular going to the shareholders of Minmet. We intend to apply for admission and trading of our shares post completion on the London Plus Market in order to afford all shareholders the opportunity to trade their shares in the UK, but we cannot provide assurance that shares of our common stock will ever be admitted to or traded on the London Plus Market.

This offer is subject to satisfaction of certain pre-conditions: (i) the proposed offer being unanimously recommended by the board of Minmet and such recommendation not being subsequently modified or withdrawn; and (ii) final approval of our board of directors. This acquisition is also conditioned on a final due diligence review of Tucumcari Oil and Gas field, as well as a signed acquisition agreement between our company and Tucumcari Investments Limted for the acquisition of a 75% ownership interest in Tucumcari to close simultaneously with the acquisition of Minmet.

There is no guarantee that the proposed offer to Minmet will be accepted or, if it is accepted, that the transactions contemplated by our proposed offer will be completed or, if they are completed, that they will be completed on the terms set forth above.

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

On June 26, 2008, we purchased these 3 leases and pursuant to an agreement with Hodgden & Associates, a mutual area of interest is established to cover the entire leases in addition to some of the surrounding areas.. Mr. Hodgden and Dr. Knight received the sum of $80,000 from us and Hodgden & Associates sold and assigned to us an 80% net revenue interest (100% working interest) in these 3 leases. The landowner royalty on each of these leases is 12.5% and Hodgden & Associates retains an overriding royalty interest of 7.5% in each lease. We are expected to drill a minimum of 10 wells on these leases and we will have to drill and establish production on each lease before the expiration date of each lease. If we fail to drill and establish production on each lease before the expiration date, we will have to pay $150,000 per lease lost to Hodgden & Associates.

We commenced a 10-well drilling program for the development of the Geneseo-Edwards Field located in Ellsworth County in September 2008. We have drilled 4 wells to date. All four have been commercial successes. Wells 1and 2 have produced and we expect that wells 3 and 4 will be producing once water disposal facilities are in place. The lease which would have expired on November 19, 2008 is now held by production. Once further financing is in place we intend to drill further wells, possibly further 6 wells, commencing February 2009.

On October 14, 2008, through our wholly owned subsidiary, Fox Petroleum, Inc., a Kansas corporation, we entered into two oil and gas lease agreements with Bryant T. Wires and Rosalie Wires. Pursuant to the agreements, we acquired two oil and gas leases for the lands located in the county of Ellsworth in Kansas in consideration of $10 per acre for total consideration of $3,200. Each of these two leases contains about 160 acres. The leases will remain in force for a term of two years and, after the first two years, as long as oil or gas are or can be produced, if any. On October 21, 2008, we registered the above two leases with the Register of Deeds of Ellsworth County of State of Kansas.

We are required to deliver Mr. and Mrs. Wires, as a royalty, 1/8th of part of all oil produced and saved from the leased premises, if any, or at our option may pay them for such 1/8th royalty the market price at the wellhead for oil of like grade and gravity prevailing on the day such oil is run into the pipeline or into storage tanks. We are also required to pay Mr. and Mrs. Wires, as a royalty, 1/8th of the proceeds received by us from the sale of gas produced from the lands leased, if any. The leases are paid-up leases and may be maintained during the first two years without further payments or drilling operations.

We expect to receive revenue of $52,164, on oil sales from Kansas October and November, 2008 pilot production of 976 barrels, in January 2009.

Further funding will be required to both maintain and expand operations.

Spears Gas Unit 2, Well #1

On October 9, 2007, we entered into a subscription agreement with Trius Energy, LLC, pursuant to which we acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for $500,000. The joint venture consists of Trius Energy’s 72.75% working interest in the Spears Gas Unit 2, Well #1 and was formed to reopen the gas well.

Drilling activities commenced in November 2007 for the reworking of the gas well and initial test production from the gas well took place in early January 2008. The well has been dormant since then but we intend to re-enter the well in the first quarter of 2009 with a view to perforating the alternative zones, and recommencing production of natural gas.

We are currently considering other similar oil and gas well re-entry opportunities in this area. Given the nature of the projects, it is not possible to define exact locations of our targets.

Cook Inlet, Alaska

Leases Acquired from Daniel Donkel and Samuel Cade

On October 10, 2007, through Fox Petroleum (Alaska) Inc., we entered into a lease purchase agreement with Daniel Donkel and Samuel Cade to acquire 6 oil and gas leases located in the Cook Inlet, Alaska in consideration for $750,000. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of 3 oil and gas leases that had been issued were completed effective March 1, 2008. The other 3 oil and gas leases have been issued, and are now assigned to us.

Our primary focus in Alaska is the Catcher’s Mitt prospect located in the Cook Inlet, Alaska. We have put into place a four-stage development program on the Catcher’s Mitt prospect in order to begin drilling.

Stage one was the purchase of a magnetic airborne survey over the area. Fugro Airborne Surveys Corp. carried out the survey, which covered approximately 1,869 line miles. We analyzed this data in order to optimize our understanding of where potential reserves were best defined thus enhancing our choice of drilling locations.

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

Stage four was the purchase of the available seismic data on the leases, which was completed in July 2008 for approximately $200,000. We also plan to drill 2 wells during the 2009-2010 drilling season. Hodgden & Associates is currently finishing the geology and geophysical studies. These studies have enabled us to optimize well location selection, and we are underway permitting the wells.

North Slope, Alaska

Leases Acquired from Fox Petroleum LLC

On August 14, 2007, we acquired 11 oil and gas leases in North Slope, Alaska under the lease purchase and sale agreement that we entered into with Fox Petroleum LLC on May 29, 2007. Effective March 1, 2008, we acquired 12th oil and gas lease under the agreement. These leases have been assigned to our wholly owned subsidiary, Fox Petroleum (Alaska) Inc. We have combined 100% working interests in these 12 state-issued oil and gas leases subject to a royalty of 16.67% to the State of Alaska and a private royalty of 5%. We intend to conduct an exploration and appraisal program on these 12 oil and gas leases.

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

We are also discussing with Petroleum Geo-Services, a major seismic acquisition company, regarding a new seismic survey across our leases and beyond. Although negotiations are ongoing Petroleum Geo-Services is monitoring interest across a wide range of Alaskan North Slope exploration companies with regard to participating in the survey. This would spread the costs as well as giving the participants new data on their own acreage and fresh data on the acreage in the region which is yet to be awarded. Given the early stage of negotiations, there is no assurance that we will reach an agreement with Petroleum Geo-Services regarding a new seismic survey.

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

Pursuant to this farm-in agreement, we paid more than $2,000,000 cost for the hi-density 2D seismic survey over the Anglesey prospect located in the license. We acquired the seismic data on the Anglesey prospect and further to analysis of all relevant data by the parties to the agreement, it was decided that economic viability of the project could not be proven and steps are being taken to relinquish the license.

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

We were required to spud the exploration well before December 31, 2008 unless the parties agreed to a later date. Our primary target for the exploration well is the Bourbon prospect located in the southern part of block 211/17.

While no formal amendment has been made to the agreements with Senergy, Petrofac or Valiant, dialogue has taken place with a view to extending the farm in agreement and the drilling contract to allow us additional time to put financial in place to the satisfaction of all parties, which we expect would lead to the well being drilled during 2009.

Under a separate agreement with Aimwell Energy Ltd., we agreed to transfer a 4.6% interest out of above 46% interest to Aimwell when we acquire the 46% interest from Valiant and Petrofac. Following the transfer of the 4.6% interest to Aimwell, we will pay Aimwell’s share of all costs, expenses, liabilities, and obligations arising in respect of the operations on the southern part of block 211/17 until a field development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the block. Thereafter, our company and Aimwell will each be responsible for its respective share of costs. Michael Rose and Robert Frost, who became directors of our company effective May 5, 2008, are the beneficial owners and directors of Aimwell.

On April 15, 2008, we signed a letter of commitment with Senergy Limited, an international integrated oil services company, to utilize the Byford Dolphin semi-submersible drilling rig to drill a well on our Bourbon prospect. Senergy countersigned the letter of commitment on May 5, 2008. On May 20, 2008, we signed a new letter of commitment with Senergy, which was countersigned by Senergy on May 21, 2008. We agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total rig cost of $8,910,000. We also committed to enter into a well project management and integrated services contract for the management of a well program on the rig. We are also obligated to pay a fee of $1.75% of the operating rig rate, for the duration of the use of the rig, if we use the rig, but not the integrated project management services of Senergy. We also committed to enter into a side letter agreement with Senergy and its other clients who will be using the rig to share any mobilization and demobilization or other costs that can be reasonably and equitably be shared on a pro-rata basis (based on days the rig is used).

Technically the Bourbon prospect is drill-ready having completed the site survey in Autumn 2008. Pending partner consent to an extension to the farm in agreement we plan to drill the well in the first half of 2009.

UK Onshore License

On June 3, 2008, we acquired four 10 km x 10 km UK onshore license blocks in the south of England. The UK government made available this Petroleum Exploration and Development License and awarded the blocks totaling 400 km2 to our company and Aimwell Energy Ltd. in the latest round of onshore licensing. In return for the license, we will have to shoot 60 km of 2D seismic within the 6-year term of the license. Interpretation and analysis of the seismic data acquired will help further define the prospect, after which we will have an option to drill a well, or simply relinquish the license. While the tendering process for the aforementioned seismic acquisition obligation has been put on hold we expect it to resume in the second quarter of 2009.

On September 5, 2008 our subsidiary, Fox Energy Exploration Limited, entered into a letter agreement with Aimwell Energy Ltd. (two of our directors, Michael Rose and Robert Frost, are the beneficial owners and directors of Aimwell.), relating to the participation in four UK onshore license blocks in the south of England, which have been awarded to both companies by the UK government in May 2008. Pursuant to the letter agreement, we have a 90% interest in the four blocks and Aimwell has a 10% interest. We will pay Aimwell’s 10% share of all costs, expenses, liabilities and obligations arising in respect of operations jointly conducted by us and Aimwell in respect of each license block until a filed development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, our company and Aimwell will each be responsible for its respective share of costs, with us being responsible for 90% of the costs and Aimwell responsible for its 10% share of the costs. We agreed to be named as operator of all blocks (subject to the approval by the UK government) and to negotiate and execute a joint operating agreement in respects of the licenses no later than 6 months following the award of the licenses. We agreed to pay a consideration of £10,000 per block awarded (a total of £40,000 for all 4 blocks) to Aimwell on receipt of an appropriate invoice from Aimwell to cover past technical costs and an initial 3 months technical management of the blocks by Aimwell.

Also, on September 5, 2008 our subsidiary, Fox Energy Exploration Limited, entered into another letter agreement with Aimwell Energy Ltd., relating to the participation in an application made for blocks 13/17 & 210/20e. Pursuant to the letter agreement, we have a 90% interest in the blocks and Aimwell has a 10% interest. We will pay Aimwell’s 10% share of all costs, expenses, liabilities and obligations arising in respect of operations jointly conducted by us and Aimwell in respect of each license block until a field development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, our company and Aimwell will each be responsible for its respective share of costs, with us being responsible for 90% of the costs and Aimwell responsible for its 10% share of the costs. We agreed to be named as operator of all blocks (subject to the approval by the UK government) and to negotiate and execute a joint operating agreement in respects of the licenses no later than 6 months following the award of the licenses. We agreed to pay a consideration of £32,000 to Aimwell for preparation of the application documentation for the blocks. We also agreed to pay a further consideration of £50,000 to Aimwell per each block awarded to both companies by the UK government to cover an initial 3 months technical management of each block by Aimwell.

UK Offshore License

On November 12, 2008 we were formally notified by the UK Department of Energy and Climate Change (DECC) of our success in the 25th Seaward Licensing Round Awards, the rights to explore and develop the block 13/17 concession in the North Sea by the UK government. License obligations are to obtain 3D seismic over the block and to carry out geological and seismic modelling before firming up a drilling location. We have 4 years in which to drill or drop the license. Due to the current problems in the credit markets, DECC are reviewing every single award in regards to the recipients abilities to finance their agreed work program. We hope to satisfy them accordingly.

Other Commitments

By an agreement dated May 22, 2007, we engaged an analyst to provide continuing research coverage regarding our company beginning May 22, 2007 until May 31, 2009. As of August 31, 2008, we are required to pay monthly installments of $1,750 until May 31, 2009.

On June 8, 2007, we entered into an employment agreement with Richard Moore, which was amended on October 19, 2007, pursuant to which Mr. Moore serves as our President and Chief Executive Officer. Pursuant to the employment agreement, we paid Mr. Moore £9,000 per month, payable in £4,500 bi-monthly installments, in arrears and reimburse him for all reasonable travelling and other expenses incurred by him in connection with his services to us. Mr. Moore is required to work a minimum of 5 days per week for us and is entitled to a minimum annual vacation of four weeks. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause. Effective May 1, 2008, Mr. Moore’s salary was increased to £15,000 per month.

On June 8, 2007, we entered into a consulting agreement with Alexander Craven, which was amended on October 19, 2007, pursuant to which we paid Mr. Craven £7,000 monthly and all reasonable travelling and other expenses incurred by him in connection with his duties to us. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause. Effective May 1, 2008, Mr. Craven’s salary was increased to £12,500 per month.

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

On May 1, 2008 and June 1, 2008 William MacNee and Jonathan Wood respectively commenced employment with us on a full time basis. Mr. MacNee assumed the position of Chief Operating Officer and Mr. Wood that of Chief Financial Officer. Both are executive directors of our company. They both receive a salary of £10,000 per month.

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

On September 26, 2008, Fox Petroleum Inc. and its wholly owned subsidiary, Fox Energy Exploration Limited, entered into a transaction proposal and exclusive agreement with Ballyliffin Capital Corp. relating to the proposed business combination. Ballyliffin is a capital pool company listed on the TSX Venture Exchange in Canada. A capital pool company is a company with no assets other than cash and no commercial operations. The capital pool company uses its funds to seek out an investment opportunity. Under the proposed transaction, Ballyliffin would acquire 100% of the issued and outstanding shares of Fox Energy Exploration Limited whereby the holder of the issued and outstanding shares of Fox Energy Exploration Limited would receive common shares of Ballyliffin in exchange for its shares of Fox Energy Exploration Limited. The agreement has now lapsed and, although extensions were considered by both parties, on January 16, 2009 Ballyliffin informed us, through their legal counsel, that it considers the proposed transaction terminated. On September 25, 2008, our wholly owned subsidiary, Fox Energy Exploration Limited, entered into a letter agreement with Pollard Financial Ltd. pursuant to which Pollard Financial Ltd. agreed to provide general corporate finance services with respect to Fox Energy Exploration Limited’s financing needs and listing on the TSX Venture Exchange via entering into definitive and binding agreement with a capital pool company in Canada. The term of the letter agreement was for a period of twelve months, and thereafter, renewable monthly at the option of Fox Energy Exploration Limited. In consideration for the services of Pollard Financial Ltd., Fox Energy Exploration Limited agreed to: (i) pay an engagement fee of 25,000 shares of common stock of Fox Petroleum Inc., payable upon signing of the letter agreement; (ii) pay 7% in cash of the gross proceeds of the financing, to be deducted from the gross proceeds, and paid upon the closing of each and any portion of the financing; (iii) issue common stock warrants equal to 7% of the gross proceeds, with the warrants having a cashless exercise and being priced as mutually agreed upon by Fox Energy Exploration Limited and Pollard Financing Ltd. at the time of each closing and having a term of two years; and (iv) pay a corporate finance fee of 100,000 shares of common stock of Fox Petroleum Inc., payable upon completion of the qualifying transaction with the capital pool company. Any amounts due and payable under the letter agreement and outstanding for in excess of 45 calendar days will accrue interest at the rate of 1.5% per month, compounding on a monthly basis. Fox Energy Exploration Limited also agreed to reimburse all reasonable out of pocket costs, charges and expenses, including travel, incurred by Pollard Financial Ltd. in the performance of its obligations under the letter agreement.

By a bonus agreement dated May 22, 2008, we agreed to issue 5,000 shares of our common stock and paid £5,000 during the year ended February 29, 2008 to Richard Moore as a performance bonus. We have not yet issued the shares due.

Anticipated Cash Requirements

We estimate our minimum operating expenses and working capital requirements for the next 12 month period to be as follows:

Estimated Operating Expenses For the Next 12 Month Period
Exploration (and Appraisal) Costs	$49,000,000
Employee and Consultant Compensation	2,000,000
Professional Fees	4,000,000
General and Administrative Expenses	1,000,000

Total	$56,000,000

Exploration Costs

We estimate that our exploration costs on our leases in Cook Inlet, Alaska will be approximately $15,000,000 during the next 12 months, which will include the costs of completing the four-stage development on the Catcher’s Mitt prospect and the drilling of 2 wells.

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

We estimate that our exploration costs on our interests in the UK will be approximately $32,000,000 during the next 12 months, which will include drilling and testing of 1 exploration well on the Bourbon prospect. These costs may be substantially reduced depending on our ability to farm out a reasonable percentage of our interests in the Bourbon prospect. We are currently negotiating with other oil and gas companies which have shown interest in participating in the exploration and appraisal of the prospect. Given the perceived potential of the prospect by the interested parties, we could farm out part of our percentage interest on a promote basis whereby the incoming farminees would acquire such interest by carrying us for a substantial portion of the cost of drilling the well, although this has become less likely given the current market conditions .

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12 month period will be approximately $500,000. We estimate that our employee compensation expenses for the next 12 month period will be approximately $1,500,000.

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

Results of Operation

Revenues

We had no operating revenues during the nine months ended November 30, 2008. We expect to receive revenue of $52,164, on oil sales from Kansas October and November, 2008 pilot production of 976 barrels, in January 2009.

Expenses

The major components of our expenses for the three and nine months ended November 30, 2008 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	November 30		November 30

Expenses:	2008	2007	2008	2007
Accounting and audit fees	31,409	14,309	135,718	49,421
Advertising and public relations	44,428	783,648	250,669	1,547,423
Accretion of convertible note	204,750	-	302,849	-
Bank charges	2,192	3,344	9,194	6,389
Consulting fees	(155,629)	82,170	470,109	121,170
Filing and transfer agent	6,841	4,608	24,478	6,626
Finance charge	2,919,413	-	3,648,653	-
Interest on notes payable	96,085	-	199,613	-
Legal fees	102,349	42,569	211,986	96,327
Management fees	215,906	49,073	444,159	121,073
Mineral property acquisition and exploration costs	-	-	-	-
Office and miscellaneous	4,032	27,415	169,101	100,727
Insurance	-	10,586	45,117	10,586
Travel and entertainment	26,394	64,901	74,708	112,574

Accounting and audit fees

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007 and Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in accounting and audit fees was primarily due to increased volume of work resulting from the start up of our operational activity.

Advertising and public relations expenses

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007 and Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The decrease in advertising and public relations expenses was primarily due to less printing and distribution of our brochures and newsletter.

Accretion of Covertible Note

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007 and Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in accretion of convertible note was due to inclusion of this item.

Bank Charges

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

The decrease in bank charges was primarily due to a reduction in the number of banking transactions in the period.

Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in bank charges was primarily due to an overall increase in the number of banking transactions.

Consulting Fees

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

The decrease in consulting fees was primarily due to revaluation of shares issuable to the advisory board.

Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in consulting fees was primarily due to start up of technical work program.

Filing and Transfer Agent Fees

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007 and Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in filing and transfer agent fees was primarily due to increased number of filings and associated fees.

Finance Charges

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007 and Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in finance charges was primarily due to the amortization of finance cost associated with convertible debenture.

Interest on Notes Payable

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007 and Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in interest on notes payable was due to inclusion of accrued interest on notes payable.

Legal Fees

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007and Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in legal fees was primarily due to increased legal advice requirements as a result of the start up of our operational activity.

Management Fees

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007 and Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in management fees was primarily due to greater staffing levels.

Mineral Property Acquisition and Exploration Costs

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

There was no movement in the period in mineral property acquisition and exploration costs

Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The decrease in mineral property acquisition and exploration costs was primarily due to no costs incurred in the period

Office and Miscellaneous Expenses

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

The decrease in office and miscellaneous expenses was primarily due to reduced short term office space required.

Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in office and miscellaneous expenses was primarily due to increase in staff numbers and thus office space required.

Insurance Expenses

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

The decrease in insurance expenses was primarily due to implementation of directors and officers insurance coverage paid in prior period.

Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

The increase in insurance expenses was primarily due to implementation of directors and officers insurance coverage.

Travel and Entertainment Expenses

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007 and Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

This decrease in travel and entertainment expenses was primarily due to a reduction in the management travel requirement.

Liquidity and Capital Resources

Working Capital	November 30,	February 29,
	2008	2008
Current Assets	$182,906	$364,685
Current Liabilities	$6,085,638	$694,494
Working Capital	$(5,902,732)	$(329,809)

As of November 30, 2008, we held a cash balance of $9,477 and a working capital deficit of $5,902,732, compared to a cash balance of $271,601 and a working capital deficit of $329,809 as of February 29, 2008. We have suffered recurring losses from inception.

Financing from EuroEnergy Growth Capital S.A.

On May 17, 2007, we entered into a share issuance agreement with EuroEnergy Growth Capital S.A. whereby EuroEnergy agreed to advance up to $8,000,000 to our company under our drawdown requests, in exchange for units of our common stock. Pursuant to the agreement, the price of a unit is equal to 80% of the volume weighted average of the closing price of common stock as quoted on Yahoo! Finance for the 10 banking days immediately preceding the date of our drawdown request. Each unit consists of one common share and one warrant. One warrant will entitle EuroEnergy to purchase one additional common share at an exercise price equal to 125% of the unit price. The warrants will be exercisable for three years from the date of issue. For the fiscal year ended February 29, 2008, we received the funds from EuroEnergy in the aggregate amount of $6,050,000 after giving EuroEnergy a total of 14 drawdown requests.

Subsequent to the fiscal year ended February 29, 2008, EuroEnergy requested its financing to us to be debt financing instead of equity financing because of changes in market conditions. As a result, we obtained funds from EuroEnergy by issuing promissory notes and entering into a loan agreement.

We issued a total of three promissory notes dated April 1, 2008, May 1, 2008, and May 23, 2008 to EuroEnergy for the loans in the principal amounts of $250,000, $150,000, and $50,000, respectively. The principal amounts of the loans were to be paid on the earlier of (i) the date that we obtain equity financing from a third party in the minimum amount of $1,000,000 net to our company, or (ii) one year anniversary of the date of the promissory notes. For the period from the date of advance of the loan up to and including the date that we repay the loan, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, calculated and compounded monthly not in advance, until paid. Interest will be payable in a balloon payment on the date that we repay the loan.

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

EuroEnergy has agreed, in light of the current market climate, to extend the term of the agreement until we are able to raise further financing. Other terms of loans remain.

Financing from Trafalgar Capital Specialized Investment Fund, Luxembourg

On June 24, 2008, we entered into a securities purchase agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg pursuant to which we sold to Trafalgar $2,500,000 of a senior secured convertible redeemable debenture. Pursuant to the terms of the securities purchase agreement, we agreed to pay to Trafalgar a legal and documentation review fee of $17,500, a due diligence fee of $10,000, a warrant to purchase 500,000 shares of our common stock for five years at an exercise price of $2.9851 (issued), a commitment fee equal to 7% of the principal amount of the debenture, a facility fee equal to 2% of the principal amount of the debenture, and 200,000 restricted shares of our common stock (issued). In connection with the securities purchase agreement, we executed a nonbinding term sheet to enter into a committed equity facility with Trafalgar, which would be entered into upon the debenture being repaid in full by us.

Effective October 31, 2008 we amended the securities purchase agreement and related transaction documents dated June 24, 2008 (collectively, the “Original Transaction Documents”) between us and Trafalgar. The amendment and certain related transaction documents (collectively, the “Amended Transaction Documents”) are dated October 31, 2008 and were executed and delivered to us by Trafalgar on November 11, 2008.

Under the Amended Transaction Documents, we sold to Trafalgar $3,500,000 of secured convertible redeemable debentures consisting of (i) the original debenture sold to Trafalgar under the Original Transaction Documents in the principal amount of $2,500,000, which was amended and extended such that the debenture was separated into two debentures, each of which are for a total principal amount of $1,250,000 (the “Amended Debentures”); and (ii) a new debenture in the total principal amount of $1,000,000 (the “New Debenture” and together with the Amended Debentures, the “Debentures”).

The Amended Debentures mature as to $1,250,000 on April 30, 2009, $1,250,000 on April 30, 2010 and $1,000,000 on October 31, 2010 and bear an annual interest rate of 10% compounded monthly until the unpaid principal is paid. Trafalgar is entitled, at its option, to convert and sell the principal amount of the Amended Debenture plus accrued interest into shares of our common stock at the price per share equal to the lesser of (i) 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008, or (ii) 80% of the lowest daily closing volume weighted average price as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the date of conversion. In no event will Trafalgar be entitled to convert the Amended Debentures for a number of shares of our common stock in excess of that number of shares of our common stock, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially owned by Trafalgar and its affiliates to exceed 9.99% of the outstanding shares of our common stock following such conversion without our approval. We may redeem the Amended Debentures provided that our common stock is trading below 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008 at the time we give Trafalgar the redemption notice, by paying the unpaid principal and interest accrued to such date and a prepayment premium of 15% redemption premium on the amount redeemed. We must redeem the entire principal amount outstanding on only one of the Amended Debentures on April 30, 2009 at a 15% redemption premium; there is no mandatory redemption requirement for the other Amended Debenture.

The New Debenture matures on October 31, 2010 and bears an annual interest rate of 10% compounded monthly until the unpaid principal is paid. An event of default occurs if (i) we fail to pay amounts due under the New Debenture, (ii) our transfer agent fails to issue freely tradeable common stock to Trafalgar within 3 days of our receiving a notice of conversion or exercise after our registration statement is declared effective, (iii) we fail to comply with any of our other agreements in the New Debenture for 5 business days after receiving notice to comply, (iv) we enter into bankruptcy or become insolvent, or (v) we breach any of covenants under the securities purchase agreement and do not cure within 5 business days of receiving a written notice of the breach. Upon an event of default, Trafalgar may accelerate full repayment of the New Debenture outstanding and accrued interest thereon. Also, Trafalgar is entitled, at its option, to convert and sell the principal amount of the New Debenture plus accrued interest into shares of our common stock at the price per share equal to the lesser of (i) 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008, or (ii) 80% of the lowest daily closing volume weighted average price as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the date of conversion. However, if we issue or sell shares of our common stock without consideration or for a consideration per share less than the bid price of our common stock determined immediately prior to its issuance, the conversion price will be reset to 85% of such sales price if the reset price is lower than the conversion price. In no event will Trafalgar be entitled to convert the New Debenture for a number of shares of our common stock in excess of that number of shares of our common stock, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially owned by Trafalgar and its affiliates to exceed 9.99% of the outstanding shares of our common stock following such conversion without our approval. We may redeem the debentures provided that our common stock is trading below 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008 at the time we give Trafalgar the redemption notice, by paying the unpaid principal and interest accrued to such date and a prepayment premium of 15% redemption premium on the amount redeemed. We must begin redeeming the New Debenture monthly beginning on January 31, 2009 by making equal payments of principal over the term of the New Debenture plus any outstanding interest payments and at a 15% redemption premium on the principal redeemed each month. So long as any of the principal of or interest on the New Debenture remains unpaid, we may not, without the prior consent of Trafalgar, (i) issue or sell shares of our common stock without consideration or for a consideration per share less than the bid price of our common stock determined immediately prior to its issuance, (ii) issue or sell any warrant, option, right, contract, call, or other security instrument granting the holder thereof, the right to acquire our common stock without consideration or for a consideration less than our common stock’s bid price value determined immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our or our subsidiary’s assets, (iv) permit any of our subsidiaries to enter into any security instrument granting the holder a security interest in any assets of such subsidiary, (v) file any registration statement on Form S-8, or (vi) incur any additional debt or permit any of our subsidiaries to incur any additional debt without Trafalgar’s prior written consent.

Our use of the $1,000,000 received pursuant to the New Debenture will require the prior written approval of Trafalgar. Upon the disbursement of the $1,000,000 relating to the purchase of the New Debenture, we paid to Trafalgar one interest payment due on each of the three Debentures, which was paid directly from the proceeds of the closing for the Amended Transaction Documents.

We agreed to enter into a “lock box” agreement covering revenue generated by us which shall be executed prior to November 21, 2008. Failure by our company to execute such “lock box” agreement is deemed an event of default under Amended Transaction Documents including the Debentures and the Pledge and Escrow Agreement. We have negotiated the terms of this agreement with Trafalgar and we expect that the “lock box” agreement will be in place to receive first revenue.

The original warrant issued by us to Trafalgar was amended and replaced such that it is exercisable for a total of 2,000,000 shares of common stock at an exercise price of $0.001 per share. Also, we agreed to register the shares of common stock into which the warrant is exercisable within thirty days of October 31, 2008, subject to compliance with Rule 415 as promulgated under the Securities Act of 1933, as amended, or any Rule 415 comments or restrictions placed by the Securities and Exchange Commission on the registration statement for the shares underlying the warrant.

We agreed to issue to Trafalgar 2,500,000 shares of common stock (issued). Also, we agreed to register such shares of common stock within thirty days of October 31, 2008, subject to compliance with Rule 415 as promulgated under the Securities Act of 1933, as amended, or any Rule 415 comments or restrictions placed by the Securities and Exchange Commission on the registration statement for such shares.

We entered into a Pledge and Escrow Agreement with Trafalgar and James G. Dodrill II, P.A. as escrow agent, whereby we agreed to issue to Trafalgar an additional 15,000,000 shares of common stock (the “Pledged Shares”), which shall serve as additional pledged property under the Security Agreement, as amended, between us and Trafalgar. The Pledged Shares will be held by the escrow agent until the full payment of all amounts due to Trafalgar under the Debentures or the termination or expiration of the Pledge and Escrow Agreement. Upon the occurrence of an event of default under the Debentures, the Securities Purchase Agreement, the Pledge and Escrow Agreement, the Security Agreement and all other contracts between our company and Trafalgar, Trafalgar will be entitled to receive physical delivery of the Pledged Shares, vote the Pledged Shares, to receive dividends and other distributions thereon, to sell the Pledged Shares, and to enjoy all other rights and privileges incident to the ownership of the Pledged Shares. Upon full payment of all amounts due to Trafalgar under the Debentures, the Pledge Agreement and Trafalgar’s security interest and rights in and to the Pledged Shares will terminate.

Also in connection with the Amended Transaction Documents: (i) we gave Trafalgar the first right of refusal to provide additional funding to us; (ii) we agreed to enter into an exclusive investment banking agreement with Trafalgar Capital Advisors, an affiliate of Trafalgar, within ten business days of October 31, 2008, and as of the date of this quarterly report, we are currently negotiating the terms of this agreement with Trafalgar Capital Advisors; (iii) we agreed to pay a legal and documentation review fee to James G. Dodrill II, P.A. of $7,500, which was paid directly from the proceeds of the closing for the Amended Transaction Documents; (iv) we entered into a side letter agreement whereby we agreed to redeem all of the Debentures if we successfully complete an equity financing for gross amounts of a minimum of $5 million; and (v) we entered into irrevocable transfer agent instructions with our transfer agent.

Future Financing

Based on our current plan of operations, we do not currently have sufficient amount of cash to satisfy our cash requirements for the next 12 months. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, as described elsewhere in this quarterly report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

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

Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders is an adverse party or has a material interest adverse to us.

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

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the years ended February 29, 2008 and February 28, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that led to this disclosure by our independent auditors.

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

The geographic concentration of all of our leasehold interests in Alaska and Kansas, our joint venture interests in Texas, our farm-in interests in UK North Sea, and our UK onshore and offshore licenses means that our properties could be affected by the same event should the regions experience:

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

  the operator’s expertise and financial resources;

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

Our articles of incorporation authorize the issuance of up to 90,000,000 shares of common stock with a par value of $0.001 per share and we plan to increase our authorized capital from 90,000,000 shares of common stock with a par value of $0.001 to 500,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

Risks Related to the Financing from Trafalgar Capital Specialized Investment Fund

The market price of our common stock could be reduced if Trafalgar exercises its warrant or convert the debentures, such that we would be required to issue additional shares of our commons stock.

If Trafalgar exercises its warrant or convert the debentures, such that we would be required to issue additional shares of our common stock, it would result in substantial dilution to the equity interests of our stockholders. Furthermore, we agreed to register the shares of our common stock to be issued pursuant to such warrant exercise and debenture conversion for resale. Public resales of shares of our common stock following such warrant exercise and debenture conversion could depress the prevailing market price of our common stock. Even prior to the actual warrant exercise or debenture conversion, the perception of a significant market “overhang” resulting from the existence of our obligation to honor the warrant exercise and debenture conversion could depress the market price of our common stock.

If we are required for any reason to repay our outstanding secured convertible debentures, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against our company, which could require the sale of substantial assets.

If we are required to repay the secured convertible debentures for any reason, we would be required to use our limited working capital and raise additional funds. If we are unable to repay the secured convertible debentures when required, Trafalgar could commence legal action against our company and foreclose on all of our assets to recover the amounts due. Any such action would require our company to curtail or possibly cease our operations.

Risks Related to the transactions with Carbon Energy Investments Limited

Issuance of substantial amount of the shares of our common stock to Carbon Energy may result in substantial dilution to the equity interests of our stockholders.

The issuance of substantial amount of the shares of our common stock to Carbon Energy may result in substantial dilution to the equity interests of our stockholders, and may reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders.

Carbon Energy’s control may prevent our other stockholders from causing a change in the course of our operations and may affect the price of our common stock.

As long as Carbon Energy controls more than 50% of our common stock, it will be able to elect our entire board of directors, control all matters that require a shareholder vote (such as mergers, acquisitions and other business combinations, and the future issuance of our shares) and exercise a significant amount of influence over our management and operations. Therefore, the ability of our other stockholders to cause a change in the course of our operation is eliminated. As such, the value attributable to the right to vote is limited.

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

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 26, 2008, our board of directors unanimously approved the amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 90,000,000 to 500,000,000. The approval of the amendment to our articles of incorporation requires the consent of the holders of at least a majority of the outstanding shares of our common stock. Subsequent to the approval of our board of directors of the amendment to our articles of incorporation, Carbon Energy Investments Limited and Trafalgar Capital Specialized Investment Fund, the holders of the majority of the outstanding shares of our common stock, gave us their written consent to the amendment to our articles of incorporation effective December 6, 2008.

Item 5. Other Information.

Oil and Gas Lease Agreements

On October 14, 2008, through our wholly owned subsidiary, Fox Petroleum, Inc., a Kansas corporation, we entered into two oil and gas lease agreements with Bryant T. Wires and Rosalie Wires. Pursuant to the agreements, we acquired two oil and gas leases for the lands located in the county of Ellsworth in Kansas in consideration of $10 per acre for total consideration of $3,200. Each of these two leases contains about 160 acres. The leases will remain in force for a term of two years and, after the first two years, as long as oil or gas are or can be produced, if any. On October 21, 2008, we registered the above two leases with the Register of Deeds of Ellsworth County of State of Kansas.

We are required to deliver Mr. and Mrs. Wires, as a royalty, 1/8th of part of all oil produced and saved from the leased premises, if any, or at our option may pay them for such 1/8th royalty the market price at the wellhead for oil of like grade and gravity prevailing on the day such oil is run into the pipeline or into storage tanks. We are also required to pay Mr. and Mrs. Wires, as a royalty, 1/8th of the proceeds received by us from the sale of gas produced from the lands leased, if any. The leases are paid-up leases and may be maintained during the first two years without further payments or drilling operations.

Agreements with Aimwell Energy Limited

On September 5, 2008 our subsidiary, Fox Energy Exploration Limited, entered into a letter agreement with Aimwell Energy Ltd. (two of our directors, Michael Rose and Robert Frost, are the beneficial owners and directors of Aimwell.), relating to the participation in four UK onshore license blocks in the south of England, which have been awarded to both companies by the UK government in May 2008. Pursuant to the letter agreement, we have a 90% interest in the four blocks and Aimwell has a 10% interest. We will pay Aimwell’s 10% share of all costs, expenses, liabilities and obligations arising in respect of operations jointly conducted by us and Aimwell in respect of each license block until a filed development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, our company and Aimwell will each be responsible for its respective share of costs, with us being responsible for 90% of the costs and Aimwell responsible for its 10% share of the costs. We agreed to be named as operator of all blocks (subject to the approval by the UK government) and to negotiate and execute a joint operating agreement in respects of the licenses no later than 6 months following the award of the licenses. We agreed to pay a consideration of £10,000 per block awarded (a total of £40,000 for all 4 blocks) to Aimwell on receipt of an appropriate invoice from Aimwell to cover past technical costs and an initial 3 months technical management of the blocks by Aimwell.

Also, on September 5, 2008 our subsidiary, Fox Energy Exploration Limited, entered into another letter agreement with Aimwell Energy Ltd., relating to the participation in an application made for blocks 13/17 & 210/20e. Pursuant to the letter agreement, we have a 90% interest in the blocks and Aimwell has a 10% interest. We will pay Aimwell’s 10% share of all costs, expenses, liabilities and obligations arising in respect of operations jointly conducted by us and Aimwell in respect of each license block until a filed development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, our company and Aimwell will each be responsible for its respective share of costs, with us being responsible for 90% of the costs and Aimwell responsible for its 10% share of the costs. We agreed to be named as operator of all blocks (subject to the approval by the UK government) and to negotiate and execute a joint operating agreement in respects of the licenses no later than 6 months following the award of the licenses. We agreed to pay a consideration of £32,000 to Aimwell for preparation of the application documentation for the blocks. We also agreed to pay a further consideration of £50,000 to Aimwell per each block awarded to both companies by the UK government to cover an initial 3 months technical management of each block by Aimwell.

On November 12, 2008 we were formally notified by the UK Department of Energy and Climate Change (DECC) of our success in the 25th Seaward Licensing Round Awards, the rights to explore and develop the block 13/17 concession in the North Sea by the UK government. License obligations are to obtain 3D seismic over the block and to carry out geological and seismic modelling before firming up a drilling location. We have 4 years in which to drill or drop the license. Due to the current problems in the credit markets, DECC are reviewing every single award in regards to the recipients abilities to finance their agreed work program. We hope to satisfy them accordingly.

William MacNee and Jonathan Wood

On May 1, 2008 and June 1, 2008 William MacNee and Jonathan Wood respectively commenced employment with us on a full time basis. Mr. MacNee assumed the position of Chief Operating Officer and Mr. Wood that of Chief Financial Officer. Both are executive directors of our company. They both receive a salary of £10,000 per month.

Blackhawk Investments Limited

On November 19, 2008, Blackhawk Investments Limited sent a letter to our company agreeing to underwrite our commitment to Senergy Limited in respect of all costs related to the drilling of our 211/17 Bourbon prospect in the sum not to exceed $30,000,000 and that Blackhawk will be repaid as a priority distribution from income generated by the Bourbon prospect, together with a return of $6,000,000 or equivalent. The letter stated that the undertaking is irrevocable undertaking on behalf of Blackhawk Investment and is issued on the understanding that we will secure Blackhawk’s funds in the total sums advanced by granting Blackhawk a security interest over our interest in the well. Blackhawk Investments Limited agreed to work on the basis that, upon request by our company, that it will transfer the sum of $15,000,000 to our operating account as the initial payment no later than November 30, 2008 and thereafter in tranches of $5,000,000 each, up to the maximum limited of $30,000,000.

It is our intention to extend and amend this agreement to give Blackhawk additional time, given current market conditions, to complete the above transactions.

Offer to Minmet Plc.

On December 4, 2008, we sent a letter to the directors of Minmet plc, an Irish company, with an offer for the entire issued and to be issued share capital of Minmet. We proposed to offer a price of 0.12 pence per share to all shareholders of Minmet. The proposed offer is an all share offer whereby shareholders of Minmet are to receive shares of our common stock in exchange for shares in Minmet. The offer is subject to our completing, to our satisfaction, both technical and legal due diligence (which remains ongoing) on the proposed transaction and Minmet. It is intended that the proposed offer will be funded through an issue and allotment of new shares of our common stock based on the average mid market price 10 days prior to any circular going to the shareholders of Minmet. We intend to apply for admission and trading of our shares post completion on the London Plus Market in order to afford all shareholders the opportunity to trade their shares in the UK, but we cannot provide assurance that shares of our common stock will ever be admitted to or traded on the London Plus Market.

This offer is subject to satisfaction of certain pre-conditions: (i) the proposed offer being unanimously recommended by the board of Minmet and such recommendation not being subsequently modified or withdrawn; and (ii) final approval of our board of directors. This acquisition is also conditioned on a final due diligence review of Tucumcari Oil and Gas field, as well as a signed acquisition agreement between our company and Tucumcari Investments Limted for the acquisition of a 75% ownership interest in Tucumcari to close simultaneously with the acquisition of Minmet.

Termination of the Proposed Transactions with Ballyliffin Capital Corp.

On September 26, 2008, Fox Petroleum Inc. and its wholly owned subsidiary, Fox Energy Exploration Limited, entered into a transaction proposal and exclusive agreement with Ballyliffin Capital Corp. relating to the proposed business combination. Ballyliffin is a capital pool company listed on the TSX Venture Exchange in Canada. A capital pool company is a company with no assets other than cash and no commercial operations. The capital pool company uses its funds to seek out an investment opportunity. Under the proposed transaction, Ballyliffin would acquire 100% of the issued and outstanding shares of Fox Energy Exploration Limited whereby the holder of the issued and outstanding shares of Fox Energy Exploration Limited would receive common shares of Ballyliffin in exchange for its shares of Fox Energy Exploration Limited. The agreement has now lapsed and, although extensions were considered by both parties, on January 16, 2009 Ballyliffin informed us, through their legal counsel, that it considers the proposed transaction terminated.

Item 6. Exhibits.

The following Exhibits are filed with this quarterly report:

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

3.3	Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (attached as an exhibit to our current report on Form 8-K filed on February 7, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on April 4, 2008 (attached as an exhibit to our current report on Form 8-K filed on April 21, 2008)
3.5	Amended and Restated Bylaws (attached as an exhibit to our current report on Form 8- K filed on April 30, 2008)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement dated February 23, 2007 (attached as an exhibit to our current report on Form 8-K filed on June 1, 2007)
10.2	Lease Purchase and Sale Agreement dated May 29, 2007 ((attached as an exhibit to our current report on Form 8-K filed on May 31, 2007)
10.3	Share Issuance Agreement dated May 17, 2007 (attached as an exhibit to our current report on Form 8-K filed on June 1, 2007)
10.4	Farm-In Agreement dated June 8, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.5	Employment Agreement dated June 11, 2007 (attached as an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.6	Escrow Agreement dated June 8, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.7	Consulting Agreement dated June 12, 2007 (attached as an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.8	Consulting Agreement dated June 12, 2007 (attached as an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.9	Subscription Agreement between Trius Energy, LLC and our company (attached as an exhibit to our current report on Form 8-K filed on October 19, 2007)
10.10	Amendment to Employment Agreement dated October 19, 2007 (attached as an exhibit to our quarterly report on Form 10-QSB filed on October 22, 2007)
10.11	Amendment to Consulting Agreement dated October 19, 2007 (attached as an exhibit to our quarterly report on Form 10-QSB filed on October 22, 2007)
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

10.41	Consulting Agreement with Partners Consulting, Inc. dated May 8, 2008 (attached as an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.42	Letter of Commitment with Senergy Limited (attached as an exhibit to our quarterly report on Form 10- Q filed on July 21, 2008)
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
10.47

Amendment to June 24, 2008 Financing Documents between Fox Petroleum Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg (attached as an exhibit to our current report on Form 8-K filed on November 21, 2008)

10.48	Amended Debenture No. 1 - $1.25 million principal amount (attached as an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.49	Amended Debenture No. 2 - $1.25 million principal amount (attached as an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.50	New Debenture - $1 million principal amount (attached as an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.51	Replacement Warrant (attached as an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.52	Amended Security Agreement (attached as an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.53	Pledge and Escrow Agreement (attached as an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.54	Side Letter Agreement (attached as an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.55	Irrevocable Transfer Agent Instructions (attached as an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.56	Subscription Agreement with Carbon Energy Investments Limited dated November 5, 2008 (attached as an exhibit to our current report on Form 8-K filed on January 7, 2009)
10.57	Agreement for the Purchase of Shares in Alaska Oil & Gas Resources Limited dated November 5, 2008 (attached as an exhibit to our current report on Form 8-K filed on January 7, 2009)
10.58	Amendment Agreement for the Purchase of Shares of Alaska Oil & Gas Resources Limited dated November 2008 (attached as an exhibit to our current report on Form 8-K filed on January 7, 2009)
10.59	Letter Agreement with Carbon Energy Investments Limited dated December 10, 2008 (attached as an exhibit to our current report on Form 8-K filed on January 7, 2009)
10.60*	Letter agreement between Fox Energy Exploration Limited and Aimwell Energy Limited dated September 5, 2008
10.61*	Letter agreement between Fox Energy Exploration Limited and Aimwell Energy Limited dated September 5, 2008
10.62*	Oil and Gas Lease Agreement dated October 14, 2008
10.63*	Oil and Gas Lease Agreement dated October 14, 2008

14.1	Code of Conduct and Ethics (attached as an exhibit to our current report on Form 8-K filed on May 9, 2008)
(21)	Subsidiaries
21.1	Fox Petroleum (Alaska) Inc., incorporated in Alaska
21.2	Fox Energy Exploration Limited, incorporated in England and Wales
21.3	Fox Petroleum, Inc., incorporated in Kansas
(31)	Section 302 Certification
31.1*	Section 302 Certification of Richard Moore
31.2*	Section 302 Certification of Jonathan Wood
(32)	Section 906 Certification
32.1*	Section 906 Certification of Richard Moore
32.2*	Section 906 Certification of Jonathan Wood
99.1	Audit Committee Charter (attached as an exhibit to our current report on Form 8-K filed on May 9, 2008)
99.2	Compensation Committee Charter (attached as an exhibit to our current report on Form 8-K filed on May 9, 2008)
99.3	Nominating Committee Charter (attached as an exhibit to our current report on Form 8- K filed on May 9, 2008)
99.4*	Letter from Blackhawk Investments Limited dated November 19, 2008
99.5*	Letter to Minmet Plc regarding Proposed Offer for the Shares of Minmet Plc. dated December 4, 2008

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Richard Moore
By: Richard Moore
President, Chief Executive Officer, Chairman, and
Director
(Principal Executive Officer)
Dated: January 20, 2009

/s/ Jonathan Wood
By: Jonathan Wood
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Dated: January 20, 2009