Form 10-K
period 2009-02-28
FOX PETROLEUM INC.
filed 2009-07-15
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2009 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-52721

FOX PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

64 Knightsbridge, London, England, UK SW1X 7JF
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code 44-207-590-9630

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

ii

(§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,020,005.08 (computed by reference to the closing price of $0.28 per share on May 29, 2009)

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 84,668,245 shares of common stock issued and outstanding as of July 13, 2009

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

iii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this annual report. Examples of forward looking statements made in this annual report include statements about:

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

  the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and

  other factors discussed under “Item 1A. Risk Factors” commencing on page 15 of this annual report.

These risks may cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward looking statements to conform these statements to actual results.

In this report, the terms “we”, “us” and “our” refer to Fox Petroleum Inc. and/or its wholly owned subsidiaries, Fox Petroleum (Alaska) Inc., Fox Petroleum, Inc. (a Kansas corporation) and Fox Energy Exploration Limited, as the case may be.

PART I

Item 1. Business.

We are a development stage company engaged in the identification, acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We have oil and gas leases in Alaska, interests in a UK onshore license, and joint venture interests in a gas well in Texas.

Recent Development of Our Business

Trafalgar Capital Specialized Investment Fund, Luxembourg

We failed to make most payments due to Trafalgar Capital Specialized Investment Fund, Luxembourg under the various loan arrangements (approximately $196,000 in scheduled principal, premium and interest repayments at February 28, 2009). We later were not in a position to repay the $1.25 million principal due at the end of April 2009 under a loan agreement with Trafalgar (which would have left $2.25 million principal outstanding).

We have trade creditor and direct salary related debt of approximately $1 million at February 28, 2009 for our operations in Kansas. Several of these key trade creditors have issued mechanical liens against our facilities in Kansas.

Subsequently, Trafalgar and we have commenced negotiations to amend the various loan arrangements to avoid default notices and legal action having to be taken. In principle, we have been asked by Trafalgar to assign our leases in Kansas to Trafalgar in return for a loan rescheduling, Trafalgar’s realizing the 15,000,000 shares of our common stock pledged under an earlier loan document with Trafalgar and a covenant not to sue by Trafalgar.

As a result, on April 30, 2009, we and Trafalgar entered into amendment to the securities purchase agreement, secured debenture, registration rights agreement and security agreement, whereby Trafalgar agreed to extend the maturity date of a secured debenture in the principal amount of $1.25 million until October 31, 2009 from April 30, 2009. In consideration for Trafalgar’s agreeing to extend the maturity date of that secured debenture, we released 15,000,000 shares of our common stock from escrow to Trafalgar as payment of an extension fee. These shares were originally intended to serve as additional pledged property under the security agreement that we entered into with Trafalgar in connection with the sale of the debentures to Trafalgar.

In addition, pursuant to the bill of sale and assignment in lieu of foreclosure and the certificate of seller, we sold and assigned to TCF Oil and Gas Corp., a Florida corporation owned by Trafalgar, all of our properties located in Ellsworth County, Kansas, including three oil and gas leases located in Ellsworth County, Kansas in consideration of the payment of $100 from TCF Oil and Gas to us and of the simultaneous execution by Trafalgar of a covenant not to sue us for an in personam judgment under the obligations evidenced or secured by the various loan documents between Trafalgar and us. TCF Oil and Gas did not assume our obligations and liabilities under the loan documents between Trafalgar and us and such obligations and liabilities remain our responsibility. In addition, this bill of sale and assignment does not restrict the right of Trafalgar as holder of such loan documents to enforce the same or to institute or proceed with foreclosure or any other remedial proceedings under the same. We also released Trafalgar from any claims arising out of the loans from Trafalgar

In consideration of the simultaneous execution by our company of the bill of sale and assignment in lieu of foreclosure and the certificate of seller, Trafalgar Capital Specialized Investment Fund, FIS entered into the covenant not to sue. Pursuant to this covenant, Trafalgar agreed not to sue for an in personam judgment against our company under the various loan documents between our company and Trafalgar. Nevertheless, in connection with the enforcement of its rights under such loan documents, Trafalgar reserved the right to sue our company in rem.

In addition, Trafalgar expressly reserved all rights of action, claims, and demands against any and all persons or entities, including without limitation any guarantor of any of the loans, indebtedness or obligations evidenced or secured by such loan documents other than our company, and expressly reserved all rights of action, claims and demands against and all persons or entities including our company under or arising out of or related to any mechanics’ liens and/or mechanics’ lien claims filed on, asserted against or related to any of the mortgaged properties (mostly three oil and gas leases in Ellsworth County, Kansas and related properties) from our company to Trafalgar. This instrument was not a release and does not operate to discharge any of the loans, indebtedness or obligations evidenced or secured by the loan documents.

Transactions with Carbon Energy Investments Limited

Subscription Agreement

On November 5, 2008, we entered into a subscription agreement with Carbon Energy Investments Limited for the sale of 80,000,000 shares of our common stock at a price of $0.50 per share for the aggregate price of $40,000,000, which Carbon Energy agreed to pay by March 31, 2009 in three installments commencing on December 12, 2008.

Carbon Energy was introduced to our company by Trafalgar Capital Advisory Partners LLP under its introducer/advisor agreement with our company dated November 7, 2008.

On November 26, 2008, we issued 50,000,000 shares of our common stock to Carbon Energy. We were to receive $25,000,000 for these shares pursuant to the above-mentioned subscription agreement.

To date, we have received no funding whatsoever from Carbon Energy and we have terminated the agreement and demanded the return of the shares. We are also currently reviewing our legal position and any associated remedies relating to the above.

Libertas Capital Ventures Limited

In January 2009, Trafalgar also introduced us to Libertas Capital Group PLC, a broker licensed under the FSA in the United Kingdom and listed on the UK AIM. Trafalgar advised us to enter into an agreement with Libertas whereby Libertas would act as financial advisor and broker to our company. Under the agreement, Libertas were to receive 20,000,000 shares of our common stock. We never issued these shares to Libertas and actually terminated the agreement on May 7, 2009.

It is understood that Trafalgar arranged 20,000,000 shares of our common stock already issued to Carbon Energy to be transferred to Libertas instead.

No funds were raised into our company by Libertas.

Purchase Agreement for Alaska Oil & Gas Resources Limited

On November 5, 2008, we entered into an agreement with Carbon Energy to purchase shares in Alaska Oil & Gas Resources Limited from Carbon Energy. Pursuant to the agreement, we agreed to acquire 100% of the issued shares of Alaska Oil & Gas from Carbon Energy in consideration for $57,500,000, $250,000 of which was to be paid in cash and the remainder by the issuance of 57,250,000 shares of our common stock at a deemed price of $1.00 per share. In addition, Carbon Energy agreed to procure the directors of Alaska Oil & Gas to appoint Richard Moore (our chairman, president, chief executive officer and director) as director and another party as director and as secretary of Alaska Oil & Gas. On the same day, Mr. Moore and William MacNee (our chief operating officer and director) were appointed as directors of Alaska Oil & Gas.

On November 28, 2008, we entered into an amendment agreement with Carbon Energy relating to purchase of Alaska Oil & Gas whereby it was agreed that the consideration to be paid pursuant to the agreement was varied such that the consideration would amount to $57,500,000, payable by the issuance of 2,000,000 shares of our common stock within three business days of November 2008 and 55,500,000 shares on completion of the transaction, as described in the agreement for the purchase of Alaska Oil & Gas, with all shares having a deemed price of $1.00 per share. On December 2, 2008, we issued 2,000,000 shares of our common stock to Carbon Energy pursuant to the terms of the amendment agreement.

On December 3, 2008, we also entered into a letter agreement with Carbon Energy whereby Carbon Energy agreed to return the 2,000,000 shares of our common stock to our company upon demand unless certain conditions are fulfilled or waived. The conditions were, among others, that Carbon Energy must have completed in full the subscription agreement dated November 5, 2008 except that the first $20,000,000 must be paid to our company on or before December 7, 2008 and that Carbon Energy must have sold to our company Alaska Oil & Gas which must own North Alexander, Kitchen and East Kitchen oil and gas leases pursuant to the agreement relating to the purchase of Alaska Oil & Gas.

To date, Carbon Energy has neither delivered on any part of the above transactions nor has it been able to demonstrate any ability to amend or extend the above transactions to our satisfaction.

Having given due consideration to the above mentioned in light of market conditions and having discussed with Carbon Energy its financial capabilities, we are of the view that it is now highly unlikely that Carbon Energy can fulfill any of the above mentioned transaction demands and as such we feel obliged to terminate all arrangements with Carbon Energy forthwith. This termination also annuls the appointments of Richard Moore and William MacNee as directors of Alaska Oil and Gas.

There is an unsigned version of an agreement dated April 15, 2009 between our company and Carbon Energy relating to cancelling the original sale and purchase of shares in Alaska Oil and Gas Resources Limited which was dated November 5, 2008 and the amendment agreements to that original agreement dated January 14, 2009. We only possess an unsigned version of the agreement dated April 15, 2009 and it remains unclear as to whether it was ever signed by both parties.

Shares Issued to Carbon Energy Investments Limited

Under the transactions described above, we issued an aggregate of 52,000,000 shares of our common stock or approximately 61.4% of the issued and outstanding shares of our common stock to Carbon Energy. For the reasons stated above, we have taken steps to cancel all of the shares issued (restricted) in the name of Carbon Energy and have notified the transfer agent and Carbon Energy, but those shares are not yet cancelled.

Increase in the Authorized Capital

We are currently authorized to issue 90,000,000 shares of our common stock. As of July 13, 2009, we had 84,668,245 shares of our common stock issued and outstanding. We planned to increase our authorized capital from 90,000,000 shares of common stock with a par value of $0.001 to 500,000,000 shares of common stock with a par value of $0.001 in order to issue all the shares under the subscription agreement and the purchase agreement for Alaska Oil & Gas and to accommodate future asset acquisitions and cash requirements and to issue the shares to our employees for compensation for their services.

Pursuant to the above, on November 26, 2008, our board of directors unanimously approved the amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 90,000,000 to 500,000,000. The approval of the amendment to our articles of incorporation requires the consent of the holders of at least a majority of the outstanding shares of our common stock. Subsequent to the approval of our board of directors of the amendment to our articles of incorporation, Carbon Energy Investments Limited and Trafalgar Capital Specialized Investment Fund, the holders of the majority of the outstanding shares of our common stock at that time, gave us their written consents to the amendment to our articles of incorporation effective December 6, 2008. Later they gave us their written consents again effective April 21, 2009. The increase in our authorized share capital is not to become effective until not less than 20 days after the information statement regarding the increase in the authorized capital is first mailed to our stockholders and until the appropriate filing is made with the Nevada Secretary of State.

Subsequently, on January 7, 2009, we filed a preliminary information statement on Schedule 14C regarding the increase in the authorized capital with the Securities and Exchange Commission. The Securities and Exchange Commission responded on January 30, 2009 with a list of comments and a request that we revise our submission. At the end of February 2009, Alexander Craven, our executive vice president and compliance officer resigned from his position with our company. The legal firm Richardson and Patel, at Trafalgar’s recommendation, were engaged to reply to this. Richardson and Patel continued to prepare answers to this and other issues until such time as we could not afford to pay the legal bills being incurred.

We entered into a process of approving an S8 share registration to pay Richardson and Patel as well as other creditors including the Kansas operational creditors. Trafalgar did not consent to this action and the SEC letter has not been formally addressed. Before the information statement can be mailed to our stockholders, we need to resolve all the comments from the Securities and Exchange Commission.

Offer to Minmet Plc.

In early December 2008, we were introduced by Carbon Energy to an asset in New Mexico, owned by an Irish company called Minmet plc. On December 4, 2008, and on the advice of Trafalgar, we sent a letter to the directors of Minmet plc with an offer for the entire issued and to be issued share capital of Minmet. We proposed to offer a price of 0.12 pence per share to all shareholders of Minmet. The proposed offer was an all share offer whereby shareholders of Minmet were to receive shares of our common stock in exchange for shares in Minmet. The offer was subject to our completing, to our satisfaction, both technical and legal due diligence on the proposed transaction and Minmet. It was intended that the proposed offer would be funded through an issue and allotment of new shares of our common stock based on the average mid market price 10 days prior to any circular going to the shareholders of Minmet. We intended to apply for admission and trading of our shares post completion on the London Plus Market in order to afford all shareholders the opportunity to trade their shares in the UK, but, because the offer has been withdrawn, as more particularly described below, we no longer intend to apply for admissions and trading of our shares on the London Plus Market.

This offer was subject to satisfaction of certain pre-conditions: (i) the proposed offer being unanimously recommended by the board of Minmet and such recommendation not being subsequently modified or withdrawn; and (ii) final approval of our board of directors. This acquisition was also conditioned on a final due diligence review of Tucumcari Oil and Gas field, as well as a signed acquisition agreement between our company and Tucumcari Investments Limited for the acquisition of a 75% ownership interest in Tucumcari to close simultaneously with the acquisition of Minmet. Our management considers that the corporate history of Minmet still requires substantial clarification before progressing to a final agreement between the companies, and we are unlikely to pursue this opportunity to participate in the Tucumcari field and the offer for the entire issued and to be issued share capital of Minmet has been withdrawn.

Ballyliffin Capital Corp.

On September 26, 2008, Fox Petroleum Inc. and its wholly owned subsidiary, Fox Energy Exploration Limited, entered into a transaction proposal and exclusive agreement with Ballyliffin Capital Corp. relating to the proposed business combination. Under the proposed transaction, Ballyliffin would have acquired 100% of the issued and outstanding shares of Fox Energy Exploration Limited whereby the holder of the issued and outstanding shares of Fox Energy Exploration Limited would receive common shares of Ballyliffin in exchange for its shares of Fox Energy Exploration Limited. The agreement has now lapsed and, although extensions were considered by both parties, on January 16, 2009 Ballyliffin informed us, through their legal counsel, that it considers the proposed transaction terminated.

Reverse Split

On April 21, 2008, we effected a reverse stock split of our authorized and issued and outstanding shares of common stock on a 1 new for 5 old basis. As a result, our authorized capital decreased from 450,000,000 shares of common stock to 90,000,000 shares of common stock.

Kansas

On June 26, 2008, we purchased three leases comprising 320 acres and located in Ellsworth County, Kansas from Hodgden & Associates and pursuant to an agreement with Hodgden & Associates, a mutual area of interest is established to cover the entire leases in addition to some of the surrounding areas. Mr. Hodgden and Dr. Knight received the sum of $80,000 from us and Hodgden & Associates sold and assigned to us an 80% net revenue interest (100% working interest) in these three leases. The landowner royalty on each of these leases was 12.5% and Hodgden & Associates retained an overriding royalty interest of 7.5% in each lease. We were expected to drill a minimum of 10 wells on these leases and we were to drill and establish production on each lease before the expiration date of each lease.

We commenced a 10-well drilling program for these leases in September 2008. We have drilled four wells in Ellsworth, Kansas and received net sales proceeds of approximately $90,000 from “test” production of 2,620 barrels from two of these wells between October 2008 and January 2009. Since January 2009, operations (and therefore production) have been suspended due to the need for implementation of water disposal facilities for which further funding was not available.

On October 14, 2008, through our wholly owned subsidiary, Fox Petroleum, Inc., a Kansas corporation, we entered into two oil and gas lease agreements with Bryant T. Wires and Rosalie Wires. Pursuant to the agreements, we acquired two oil and gas leases for the lands located in the county of Ellsworth in Kansas in consideration of $10 per acre for total consideration of $3,200. Each of these two leases contains about 160 acres. The leases will remain in force for a term of two years and, after the first two years, as long as oil or gas are or can be produced, if any. On October 21, 2008, we registered the above two leases with the Register of Deeds of Ellsworth County of State of Kansas. We were required to deliver Mr. and Mrs. Wires, as a royalty, 1/8th of part of all oil produced and saved from the leased premises, if any, or at our option may pay them for such 1/8th royalty the market price at the wellhead for oil of like grade and gravity prevailing on the day such oil is run into the pipeline or into storage tanks. We were also required to pay Mr. and Mrs. Wires, as a royalty, 1/8th of the proceeds received by us from the sale of gas produced from the lands leased, if any. The leases are paid-up leases and may be maintained during the first two years without further payments or drilling operations.

As stated above, under threat of immediate foreclosure, we sold and assigned to TCF Oil and Gas Corp., a Florida corporation owned by Trafalgar, all of our properties located in Ellsworth County, Kansas in consideration of the payment of $100 from TCF Oil and Gas to us and of the simultaneous execution by Trafalgar of a covenant not to sue us for an in personam judgment under the obligations evidenced or secured by the various loan documents between Trafalgar and us. Therefore, we today do not own any oil and gas leases in Kansas.

UK North Sea

The Bourbon Prospect

On November 8, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we entered into a farm-in agreement with Valiant North Sea Limited and Petrofac Energy Developments Limited. Pursuant to the farm-in agreement, Valiant North Sea Limited and Petrofac Energy Developments Limited agreed to assign a total of 46% interest in the southern part of block 211/17 located in the UK North Sea. In consideration for the 46% interest, we agreed to pay for 89% of the cost of drilling an exploration well on the southern part of the block and perform certain related works to the drilling an exploration well. Our primary target for the exploration well was the Bourbon prospect located in the southern part of block 211/17.

Under a separate agreement with Aimwell Energy Ltd., we agreed to transfer a 4.6% interest out of above 46% interest to Aimwell when we acquire the 46% interest from Valiant and Petrofac. Following the transfer of the 4.6% interest to Aimwell, we agreed to pay Aimwell’s share of all costs, expenses, liabilities, and obligations arising in respect of the operations on the southern part of block 211/17 until a field development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the block. Thereafter, our company and Aimwell agreed each to be responsible for its respective share of costs. Michael Rose and Robert Frost, who were directors of our company from May 5, 2008 to April 2, 2009, are the beneficial owners and directors of Aimwell.

Effective February 27, 2009, Valiant North Sea and Petrofac Energy Developments terminated the farm-in agreement. We, however, intend to continue our efforts to fund the drilling program in the southern part of block 211/17. Should these efforts be successful, we intend to recommence discussions with Valiant North Sea and Petrofac Energy Developments with a view to putting in place a new agreement. There is no guarantee that such efforts will be successful and, if successful, that such a new agreement will be put in place.

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

We have incurred substantial costs (approximately $10,910,000) under this letter of commitment, which was entered into to fulfill our obligations under the farm-in agreement with Valiant North Sea and Petrofac Energy Developments and may be liable to incur a further $2,000,000 in penalties for our failure to fulfill our commitment for the use of the rig. This additional amount has been accrued in full as at February 28, 2009. We are currently negotiating an MOU with Senergy to convert this debt into a strategic alliance between the companies whereby we will contract to have Senergy as a preferred contractor, we will offer Senergy a revenue stream and an option to participate in our stock. There is no guarantee that we will negotiate and agree upon a binding agreement.

Blackhawk Investments Limited

On November 19, 2008, Blackhawk Investments Limited, a party related to Carbon Energy, agreed in a written commitment to irrevocably underwrite our commitment to Senergy Limited in respect of all costs related to the drilling of the 211/17 Bourbon prospect in a sum not to exceed $30,000,000. The first tranche of $15,000,000 was to be transferred to us no later than November 30, 2008 with the balance arriving no later than March 2009. To date, we have received no funding whatsoever from either Carbon Energy or Blackhawk. We are currently reviewing our legal position and any associated remedies relating to this.

Block 13/17 Concession

On November 12, 2008 we were formally notified by the UK Department of Energy and Climate Change of our success in the 25th Seaward Licensing Round Awards, the rights to explore and develop the block 13/17 concession in the North Sea by the UK government. License obligations were to obtain 3D seismic over the block and to carry out geological and seismic modeling before firming up a drilling location. We would have had four years in which to drill or drop the license.

On September 5, 2008 our subsidiary, Fox Energy Exploration Limited, entered into another letter agreement with Aimwell Energy Ltd., relating to the participation in an application made for blocks 13/17 & 210/20e. Pursuant to the letter agreement, we would have had a 90% interest in the blocks and Aimwell would have had a 10% interest. We would have paid Aimwell’s 10% share of all costs, expenses, liabilities and obligations arising in respect of operations jointly conducted by us and Aimwell in respect of each license block until a field development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, our company and Aimwell would each be responsible for its respective share of costs, with us being responsible for 90% of the costs and Aimwell responsible for its 10% share of the costs. We agreed to be named as operator of all blocks (subject to the approval by the UK government) and to negotiate and execute a joint operating agreement in respects of the licenses no later than 6 months following the award of the licenses. We agreed to pay a consideration of £32,000 to Aimwell for preparation of the application documentation for the blocks. We also agreed to pay a further consideration of £50,000 to Aimwell per each block awarded to both companies by the UK government to cover an initial three months technical management of each block by Aimwell.

On May 1, 2009, we received notification from the UK Department of Energy and Climate Change that the offer of this license in the 25th round had been withdrawn due to the recognized failure of the subscription agreement and our inability to show real access to proper funding or any material change in the circumstances relating to our having adequate funding arrangements in place to perform the work programme attached to the license application. We are reviewing this withdrawal and we expect to appeal this decision based upon the understanding that a one year period was permitted under the award to procure such “adequate funding arrangements”. There is no guarantee that such appeal will be successful.

The Anglesey Prospect

On July, 31, 2007, through our wholly owned UK subsidiary, Fox Energy Exploration Limited, we acquired a total of 33.33% interests in a UK petroleum production license under a farm-in agreement dated June 8, 2007 with Granby Enterprises Limited and Atlantic Petroleum UK Limited. The license P1211 covers blocks 14/9a and 14/14b located in the UK North Sea. In consideration for the farm-in interest, we agreed to fund 100% of the high resolution 2D seismic survey and pseudo 3D processing over the license and our 33.33% share of the license budget costs from June 1, 2007. In addition to the acquisition of the 33.33% interest in the license, we obtained an exclusive, non-transferable option to acquire an additional 26.67% interest in the license. We have declined to take up this option.

Pursuant to this farm-in agreement, we paid more than $2,000,000 cost for the hi-density 2D seismic survey over the Anglesey prospect located in the license. We acquired the seismic data on the Anglesey prospect and further to analysis of all relevant data by the parties to the agreement, it was decided that economic viability of the project could not be proven, and we relinquished the license on February 1, 2009.

UK Onshore License

On June 3, 2008, we acquired four 10 km x 10 km UK onshore license blocks in the south of England. The UK government made available this Petroleum Exploration and Development License and awarded the blocks totaling 400 km2 to our company and Aimwell Energy Ltd. in the latest round of onshore licensing. In return for the license, we will have to shoot 60 km of 2D seismic within the 6-year term of the license. Interpretation and analysis of the seismic data acquired will help further define the prospect, after which we will have an option to drill a well, or simply relinquish the license. While the tendering process for the aforementioned seismic acquisition obligation has been put on hold we expect it to resume in the second half of 2009.

On September 5, 2008 our subsidiary, Fox Energy Exploration Limited, entered into a letter agreement with Aimwell Energy Ltd. (two of our former directors, Michael Rose and Robert Frost, are the beneficial owners and directors of Aimwell), relating to the participation in four UK onshore license blocks in the south of England, which have been awarded to both companies by the UK government in May 2008. Pursuant to the letter agreement, we have a 90% interest in the four blocks and Aimwell has a 10% interest. We will pay Aimwell’s 10% share of all costs, expenses, liabilities and obligations arising in respect of operations jointly conducted by us and Aimwell in respect of each license block until a filed development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, our company and Aimwell will each be responsible for its respective share of costs, with us being responsible for 90% of the costs and Aimwell responsible for its 10% share of the costs. We agreed to be named as operator of all blocks (subject to the approval by the UK government) and to negotiate and execute a joint operating agreement in respects of the licenses no later than 6 months following the award of the licenses. We agreed to pay a consideration of £10,000 per block awarded (a total of £40,000 for all four blocks) to Aimwell on receipt of an appropriate invoice from Aimwell to cover past technical costs and an initial 3 months technical management of the blocks by Aimwell.

Alaska

Leases Acquired from Daniel Donkel and Samuel Cade

Cook Inlet, Alaska

On October 10, 2007, through Fox Petroleum (Alaska) Inc., we entered into a lease purchase agreement with Daniel Donkel and Samuel Cade to acquire six oil and gas leases located in the Cook Inlet, Alaska in consideration for

$750,000. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of three oil and gas leases that had been issued were completed effective March 1, 2008. The other three oil and gas leases have been issued later, and are now assigned to us.

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

We had also planned to drill 2 wells during the 2009-2010 drilling season. Hodgden & Associates is currently finishing the geology and geophysical studies. These studies have enabled us to optimize well location selection. We are actively seeking finance to drill the wells but to date have been unsuccessful.

North Slope, Alaska

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

Annual Rental Payments for Leases in Alaska

On January 30, 2009, we entered into an agreement with Daniel Donkel and Samuel Cade regarding twelve oil and gas leases in the State of Alaska, which were sold by Messrs. Donkel and Cade to us.

Under the terms of the agreement, Messrs. Donkel and Cade agreed to use their best efforts to make, on our behalf, annual rental payments for the twelve leases totaling up to $64,980 on or before the due date of each payment. The payments were due on February 1, 2009 and were paid by Messrs. Donkel and Cade on February 1, 2009.

We agreed to repay to them by March 2, 2009 any portion of the payments made by them. The repayment amount is subject to an 18% interest rate per annum. We also granted them a security interest in our right, title, and interest in the twelve leases. We further agreed to transfer and assign 25% of our right, title, and interest in the twelve leases to Mr. Donkel and 75% of our right, title, and interest in the twelve leases to Mr. Cade in the event of our failure to pay the repayment amount in a timely manner.

To date we have not been in a position to reimburse Messrs. Donkel and Cade. Before the end of May 2009, we entered into a letter agreement with Messrs. Cade and Donkel extending repayment deadline to August 14, 2009 within which we have to repay the annual rental payments made by them on February 1, 2009 together with interest. In order to obtain the extension, we executed the lease assignments for all of the above twelve oil and gas leases and delivered them into escrow with the attorney of Messrs. Cade and Donkel.

We also had lease payments unpaid totalling $25,126 for five leases which were due by March 1, 2009. We also had to pay further $25,790 for Alaska lease payments for three leases by June 1, 2009.

As of May 16, 2009 and May 29, 2009, we entered into agreements with Messrs. Donkel and Cade whereby they paid lease rental fees of $25,126 for five leases which were due by March 1, 2009 and lease rental fees of $25,790 for three leases which were due by June 1, 2009, respectively, on behalf of our company. Under the agreements we have until August 14, 2009 to repay them in full including any accrued interest. The amount paid on our behalf is subject to an 18% interest rate per annum. If we fail to pay them the leases will automatically be assigned to them under the lease assignment agreements signed by us and held in escrow by Messrs. Donkel and Cade.

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

Drilling activities commenced in November 2007 for the reworking of the gas well and initial test production from the gas well took place in early January 2008. The well has been dormant since then and is still shut in. Trius Energy is unable to finance the well further and is currently seeking additional finance/partners to continue works. We are unable to assist at this moment due to our own financial difficulties.

General Note

There are issues relating to the entire arrangements with Carbon Energy, Blackhawk and Libertas which are as yet unclear to our company and therefore we are currently reviewing our legal position and any associated remedies relating to these arrangements.

Our Current Business

We are a development stage company engaged in the identification, acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We have oil and gas leases in Alaska, interests in a UK onshore license, and joint venture interests in a gas well in Texas.

In addition to the exploration and development activities in the U.S. and U.K., we are also seeking opportunities in other global regions with a particular focus and interest in the emerging market sector. We believe that there are many small field developments available which are in the “already proven/near production” stage where our strategic development skills and the experience of our management team would give us an advantage compared to comparably sized oil companies. Our search has highlighted several prospects in Russia and the Commonwealth of

Independent States as well as the Caspian region as a whole which are not the subject of a confidentiality agreement with the principals who hold the rights/licenses to the various fields. We would also consider entering into a joint venture to develop a small oil field in this area if the economics and political risk meet our criteria. We are in advanced discussions with several groups in order to either enter into a sales purchase agreement to acquire a producing asset or to join a joint venture group to participate in the purchase of a producing asset in this region. There is no assurance that we will enter into such an agreement or join such a joint venture group.

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

If we proceed with the development of our current and future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, local and foreign laws and regulations relating primarily to the protection of human health and the environment. As we are still in the development stage, we do not anticipate that we will incur any expenditures related to complying with such laws, or for remediation of existing environmental contamination in the foreseeable future. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

We have two full-time employees and one part time employee. We have two executive officers. Richard Moore serves as our President and Chief Executive Officer. William MacNee serves as our Chief Operating Officer.

We periodically hire independent contractors to execute our acquisition, exploration and development, if any, activities. We may hire additional employees when circumstances warrant.

Item 1A. Risk Factors.

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

Risks Relating To Our Business and the Oil and Gas Industry

Our financial condition is precarious and we have no access to capital to repay our debt or fund our current or ongoing operations. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time.

As of February 28, 2009, we had cash of $6,205 and had a working capital deficit of $20,681,505. We do not have any credit available to us nor have we identified other sources of capital and it is unlikely, given our current financial condition and the ongoing global financial crisis, that we will secure any additional credit or capital. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. If we discontinue our operations, our stockholders will lose the entire amount of their investments in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We incurred net losses of $32,209,932 and $2,628,203 for the years ended February 28, 2009 and February 29, 2008, respectively. At February 28, 2009, we had accumulated a deficit of $34,957,426 and had a working capital deficit of $20,681,505.

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our audited financial statements for the years ended February 28, 2009 and February 29, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that led to this disclosure by our independent auditors.

If we are required for any reason to repay our outstanding secured convertible debentures or any other indebtedness, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures or any other indebtedness, if required, could require the sale of substantial assets of our company in addition to legal action against our company.

If we are required to repay the secured convertible debentures or any other indebtedness for any reason, we would be required to use our limited working capital and raise additional funds. If we are unable to repay the secured convertible debentures or any other indebtedness when required, we may be required to sell substantial assets of our company. In addition, the lenders could commence legal action against our company and foreclose on all of our assets to recover the amounts due. Any such sale or legal action would require our company to curtail or possibly cease our operations.

We have had a history of losses and no revenue to date, which trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. To date, we have not generated any significant revenues from our operations. We will not be able to generate significant revenues in the immediate future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We currently have two executive officers and a limited number of full time employees and consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

We may not be able to determine reserve potential or identify liabilities associated with our properties in Alaska, Texas, the UK and/or other future properties. We may also not be able to obtain protection from vendors against possible liabilities, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in Alaska, Texas, and the UK, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a vendor may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

If drilling activity increases worldwide, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

The geographic concentration of all of our properties in Alaska, Texas, and the UK subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our leasehold interests in Alaska, our joint venture interests in Texas, our UK onshore license means that our properties could be affected by the same event should the regions experience:

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

The success of our business depends upon the efforts of various third parties that we do not control. At present, we act as the operator for several of our projects, but we may also need to contract many service providers such as rig and drilling contractors. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

Risks Relating to Our Common Stock

If we fail to file our required filings with the Securities and Exchange Commission in an accurate and timely manner, our common stock may be no longer quoted on the OTC Bulletin Board. If this happens, our stockholders would have difficulty in reselling any of their shares.

If we fail to file our required filings with the Securities and Exchange Commission in an accurate and timely manner, the Financial Industry Regulatory Authority may determine that our common stock is no longer eligible for quotation on the OTC Bulletin Board and remove our common stock from the OTC Bulletin Board quotations. If this happens, then market makers would no longer be able to enter quotations for our common stock through the OTC Bulletin Board and our stockholders would have difficulty in reselling any of their shares.

A prolonged decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

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

The FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, Financial Industry Regulatory Authority or FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

Carbon Energy and/or Trafalgar’s control may prevent our other stockholders from causing a change in the course of our operations and may affect the price of our common stock.

As long as Carbon Energy and/or Trafalgar controls more than 50% of our common stock, they will be able to elect our entire board of directors, control all matters that require a shareholder vote (such as mergers, acquisitions and other business combinations, and the future issuance of our shares) and exercise a significant amount of influence over our management and operations. Therefore, the ability of our other stockholders to cause a change in the course of our operation is eliminated. As such, the value attributable to the right to vote is limited.

Risks Related to Our Company

Our disclosure controls and procedures and internal control over financial reporting are not effective, which problem may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of February 28, 2009 and concluded that as of that date, our disclosure controls and procedures and our internal control over financial reporting were not effective. If such ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Executive Offices

Our executive and head offices are located at 64 Knightsbridge, London SW1X 7JF, England, UK. We lease our offices on a virtual basis only paying £287.50 per month including value added tax. Our current premises are inadequate for our current operations and we anticipate that we will require additional premises in the foreseeable future.

Oil and Gas Properties

We have no reserves on any of our oil and gas properties.

North Slope, Alaska

On October 10, 2007, our wholly owned subsidiary, Fox Petroleum (Alaska) Inc., entered into a purchase agreement with Daniel Donkel and Samuel Cade to acquire a 100% working interest on eight oil and gas leases located in the North Slope, Alaska in consideration for $250,000 and 80,000 shares of our common stock. On November 2, 2007, the purchase agreement was amended to add Fox Petroleum Inc. as a party to the purchase agreement. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of these eight oil and gas leases were completed effective March 1, 2008.

The eight leases under the purchase agreement comprise approximately 40,747 acres. These leases expire between January 31, 2012 and February 29, 2012.

On August 14, 2007, we acquired 11 oil and gas leases in North Slope, Alaska under the lease purchase and sale agreement that we entered into with Fox Petroleum LLC on May 29, 2007. Effective March 1, 2008, we acquired a 12th oil and gas lease under the agreement. These leases have been assigned to our wholly owned subsidiary, Fox Petroleum (Alaska) Inc. We have combined 100% working interests in these 12 state-issued oil and gas leases subject to a royalty of 16.67% to the State of Alaska and a private royalty of 5%. We intend to conduct an exploration and appraisal program on these 12 oil and gas leases.

The 12 leases under the lease purchase and sale agreement comprise approximately 32,490 acres. One of these leases expires on August 31, 2012, eight of these leases expire on January 31, 2014, and three of these leases expire on February 29, 2014. There are no work commitments. We are required to pay $1 per acre in the first year then increasing by $0.50 per annum up to $3 in the fifth year in order to maintain the leases.

Cook Inlet, Alaska

On October 10, 2007, through Fox Petroleum (Alaska) Inc., we entered into a lease purchase agreement with Daniel Donkel and Samuel Cade to acquire six oil and gas leases located in the Cook Inlet, Alaska in consideration for $750,000. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of three oil and gas leases that had been issued were completed effective March 1, 2008. The other three oil and gas leases have been issued later, and are now assigned to us.

The six leases under the lease purchase agreement comprise approximately 46,000 acres. All of these leases expire on September 30, 2013.

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

Item 3. Legal Proceedings

Except for claims, if any, arising out of our letter of commitment with Senergy Limited (as disclosed elsewhere in this annual report) and trade creditor related debt for our operations in Kansas (as disclosed elsewhere in this annual report), we know of no material, existing or pending legal proceedings to which we are a party or of which any of our property is the subject.

There are no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, or any associate of such director, officer, affiliate, or stockholder, is a party adverse to us or has a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ended February 28, 2009, there was no matter which was submitted to a vote of our stockholders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “FXPT.OB”. On February 5, 2007, we changed our name to “Fox Petroleum Inc.” upon completion of our merger with our wholly owned subsidiary, “Fox Petroleum Inc.” and our trading symbol was changed to “FXPE.OB”. On April 21, 2008, we effected a 1-for-5 reverse stock split of our authorized, issued and outstanding common stock and our trading symbol was changed to “FXPT.OB”.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years and the subsequent interim period as quoted on the OTC Bulletin Board. We obtained the following high and low bid information from the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. On July 14, 2009, the closing price of our common stock as reported by the OTC Bulletin Board was $0.108 per share.

Quarter Ended	Bid High	Bid Low
05/31/2007	$7.50	$3.00
08/31/2007	$14.9	$5.05
11/30/2007	$17.8	$4.35
02/29/2008	$6.75	$2.35
05/31/2008	$4.82	$0.78
08/31/2008	$4.15	$1.15
11/30/2008	$1.83	$0.30
02/28/2009	$0.65	$0.25
05/31/2009	$0.395	$0.18

Holders of Common Stock

As of July 13, 2009, we had approximately 42 holders of record of our common stock holding 84,668,245 shares of our common stock. Our transfer agent and registrar for our common stock is Empire Stock Transfer Inc., 2470 St. Rose Pkwy, Suite 304, Henderson, NV 89074.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table summarizes certain information regarding our equity compensation plan or individual compensation arrangements as at February 28, 2009:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

Recent Sales of Unregistered Securities

During the fourth quarter of our fiscal year ended February 28, 2009, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the audited financial statements and notes thereto included in this annual report. The discussion contains forward-looking statements that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this annual report.

Corporate Overview

We are a development stage company engaged in the identification, acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We have oil and gas leases in Alaska, interests in the UK onshore license, and joint venture interests in a gas well in Texas.

Anticipated Cash Requirements

We estimate our minimum operating expenses and working capital requirements for the next 12 month period to be as follows:

Estimated Operating Expenses For the Next 12 Month Period
Exploration Costs	$250,000
Employee and Consultant Compensation	324,000
Professional Fees	150,000
General and Administrative Expenses	300,000
Current Liabilities due in the next 12 months	21,289,775
Total	$22,313,775

Exploration Costs

We estimate that our Alaska lease rental fees for the next 12 months to be $250,000. In addition, we could incur additional exploration costs depending on the level of the financing that we obtain.

Employee and Consultant Compensation

We estimate that our employee and consultant compensation expenses for the next 12 month period will be approximately $324,000.

Professional Fees

We estimate our legal and accounting expenses for the next 12 month period to be approximately $150,000.

General and Administrative Expenses

We anticipate spending approximately $300,000 on general and administrative costs in the next 12 month period. These costs primarily consist of expenses such as lease payments, office supplies and office equipment, and travel expenses.

Current Liabilities

As of February 28, 2009, we had the current liabilities of $21,289,775 which are due in the next 12 months.

Results of Operation

Revenues

From our inception on November 4, 2004 to February 28, 2009, we had no operating revenues.

Expenses

The major components of our expenses for the years ended February 28, 2009 and February 29, 2008 are outlined in the table below:

	Year Ended	Year Ended
	February 28,	February 29,
Expenses:	2009	2008
Accounting and audit fees	$157,725	$63,417
Accretion of convertible debt discount	2,575,492	-
Advertising and public relations	300,384	1,700,375
Bank charges	9,690	9,684
Consulting fees	426,532	208,798
Filing and transfer agent	25,653	10,577
Finance fees	4,437,101	-
Foreign exchange	(73,073)
Writedown of oil & gas interests	9,458,413	-
Insurance	52,955	19,635
Interest on notes payable	652,245	-
Legal fees	361,068	135,734
Loss on failure to perform obligations under oil & gas commitments	12,910,000	-
Management fees	642,021	185,440
Office and miscellaneous	221,037	167,336
Travel and entertainment	131,770	136,563

Accretion of convertible debt discount

Accretion of convertible debt discount is a non-cash expense which was incurred as a result of the convertible notes issued during the year ended February 28, 2009. There were no issuances of convertible notes during the year ended February 29, 2008 and as a result there was no accretion of convertible debt discount for the year then ended.

Advertising and public relations expenses

The decrease in advertising and public relations expenses for the year ended February 28, 2009 as compared to the year ended February 29, 2008 was primarily due to less printing and distribution of our brochures and newsletter.

Consulting fees

The increase in the consulting fees for the year ended February 28, 2009 as compared to the year ended February 29, 2008 was primarily due to hiring of additional technical people for the year ended February 28, 2009.

Finance Fees

Financing fees consists of the beneficial conversion features recorded during the year ended February 28, 2009 on the convertible debentures issued and then amended during the year then ended. During the year ended February 29, 2008 there were no issuances of convertible debentures and thus no financing fees incurred during the year then ended.

Writedown of oil & gas interests

The write down of oil and gas properties during the year ended February 28, 2009 consisted of the following write downs: North Slope, Alaska; $2,401,282 (2008 - $Nil), Anglesey, UK; $2,512,856 (2008 - $Nil), Cook Inlet, Alaska; $1,061,727 (2008 - $Nil), South Bourbon, UK; $1,419,627 (2008 - $Nil), Genesco-Edwards, Kansas; $1,975,567 (2008 - $Nil); 25th Round License Blocks 13/17 & 210/20e and UK; $87,354 (2008 - $Nil).

Insurance

The insurance expenses were for directors and officers insurance coverage. The increase in the insurance expenses for the year ended February 28, 2009 as compared to the year ended February 29, 2008 was primarily due to the increased number of officers and directors during the year ended February 28, 2009.

Legal fees

The increase in the legal fees for the year ended February 28, 2009 as compared to the year ended February 29, 2008 was primarily due to additional legal support for raising financing during the year ended February 28, 2009.

Loss on failure to perform obligations under oil & gas commitments

During the year ended February 28, 2009, the Company incurred substantial costs (approximately $10,910,000) under a letter of commitment with Senergy Limited, which was entered into to fulfill the Company’s obligations under the farm-in agreement with Valiant North Sea and Petrofac Energy Developments and the Company may be liable to incur a further $2,000,000 in penalties (which was also expensed and accrued during the year) for its failure to fulfill its commitment for the use of the rig.

Management fees

The increase in the management fees for the year ended February 28, 2009 as compared to the year ended February 29, 2008 was primarily due to greater staffing level during the year ended February 28, 2009.

Liquidity and Capital Resources

Working Capital	Year	Year
	Ended	Ended
	February	February
	28,	29,
	2009	2008
Current Assets	$163,923	$364,685
Current Liabilities	$21,289,775	$694,494
Working Capital	$20,681,505	$329,809

As of February 28, 2009, we held a cash balance of $6,205 and a working capital deficit of $20,681,505, compared to a cash balance of $301,601 and a working capital deficit of $329,809 as of February 29, 2008. We have suffered recurring losses from inception.

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

The Amended Debentures mature as to $1,250,000 on April 30, 2009 (later extended to October 31, 2009) and $1,250,000 on April 30, 2010 and bear an annual interest rate of 10% compounded monthly until the unpaid principal is paid. Trafalgar is entitled, at its option, to convert and sell the principal amount of the Amended Debenture plus accrued interest into shares of our common stock at the price per share equal to the lesser of (i) 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008, or (ii) 80% of the lowest daily closing volume weighted average price as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the date of conversion. In no event will Trafalgar be entitled to convert the Amended Debentures for a number of shares of our common stock in excess of that number of shares of our common stock, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially owned by Trafalgar and its affiliates to exceed 9.99% of the outstanding shares of our common stock following such conversion without our approval. We may redeem the Amended Debentures provided that our common stock is trading below 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008 at the time we give Trafalgar the redemption notice, by paying the unpaid principal and interest accrued to such date and a prepayment premium of 15% redemption premium on the amount redeemed. We must redeem the entire principal amount outstanding on only one of the Amended Debentures on April 30, 2009 at a 15% redemption premium; there is no mandatory redemption requirement for the other Amended Debenture.

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

We failed to make most payments due to Trafalgar Capital Specialized Investment Fund, Luxembourg under the various loan arrangements (approximately $196,000 in scheduled principal, premium and interest repayments at February 28, 2009). We later were not in a position to repay the $1,250,000 principal due at the end of April 2009 under a loan agreement with Trafalgar (which would have left $2,250,000 principal outstanding).

We have also incurred trade creditor and direct salary related debt of over $1,000,000 to date for our operations in Kansas. Several of these key trade creditors have issued mechanical liens against our facilities in Kansas.

Subsequently, Trafalgar and we have commenced negotiations to amend the various loan arrangements to avoid default notices and legal action having to be taken. In principle, we have been asked by Trafalgar to assign our leases in Kansas to Trafalgar in return for a loan rescheduling, Trafalgar’s realizing the 15,000,000 shares of our common stock pledged under an earlier loan document with Trafalgar and a covenant not to sue by Trafalgar.

As a result, in April 30, 2009, we and Trafalgar entered into amendment to the securities purchase agreement, secured debenture, registration rights agreement and security agreement, whereby Trafalgar agreed to extend the maturity date of a secured debenture in the principal amount of $1,250,000 until October 31, 2009 from April 30, 2009. In consideration for Trafalgar’s agreeing to extend the maturity date of that secured debenture, we released 15,000,000 shares of our common stock from escrow to Trafalgar as payment of an extension fee. These shares were originally intended to serve as additional pledged property under the security agreement that we entered into with Trafalgar in connection with the sale of the debentures to Trafalgar and in fact were described by Trafalgar as being made available for a CEF type arrangement to repay creditors. This was later reneged on by Trafalgar.

Partners Consulting, Inc.

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

Pollard Financial Ltd.

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

Future Financing

We have no access to capital to repay our debt or fund our current or ongoing operations. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time.

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

Going Concern

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the years ended February 28, 2009 and February 29, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

FOX PETROLEUM INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 and February 29, 2008

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Fox Petroleum Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Fox Petroleum Inc. (the “Company”) (A Development Stage Company) and its subsidiaries as of February 28, 2009 and February 29, 2008 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the years then ended and for the period from November 4, 2004 (Date of Inception) to February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Fox Petroleum Inc. as of February 28, 2009 and February 29, 2008 and the results of its operations and its cash flows for the years then ended and for the period from November 4, 2004 (Date of Inception) to February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $34,957,426 and negative working capital of $20,681,505 at February 28, 2009. The Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
July 14, 2009

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2009 and February 29, 2008
(Stated in US Dollars)

ASSETS
	2009	2008

Current
Cash – general	$737	$271,601
– restricted	5,468	30,000
VAT refund and other receivables	157,718	-
Prepaid expenses	-	63,084
	163,923	364,685

Oil and gas interests – Note 4	608,270	5,800,917

	$772,193	$6,165,602

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 5, 6 and 8(d)	$16,585,108	$664,519
Due to related parties – Note 6	34,000	29,975
Notes payable – Note 5	4,670,667	-
	21,289,775	694,494

Fees payable in stock and warrants – Notes 5(e), 8(c), (e) and (f)	67,631	35,000

	21,357,406	729,494

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4, 5, 6, 7, 8 and 10
Authorized:
90,000,000 common shares, par value $0.001 per share
Issued and outstanding:
69,818,245 common shares (February 29, 2008: 14,968,245)	69,818	14,968
Additional paid-in capital	40,302,395	8,168,634
Stock Subscriptions Receivable – Note 7(a)	(26,000,000)	-
Deficit accumulated during the development stage	(34,957,426)	(2,747,494)

	(20,585,213)	5,436,108

	$772,193	$6,165,602

Subsequent Events – Notes 4 and 5
Contingencies – Notes 1 and 8 (d)
Commitments – Notes 4, 5, 6, 7 and 8

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended February 28, 2009 and February 29, 2008 and for the period November 4, 2004 (Date of Inception) to February 28, 2009
(Stated in US Dollars)

			November 4,
			2004 (Date of
	Year ended	Year ended	Inception) to
	February 28,	February 29,	February 28,
	2009	2008	2009
			(Cumulative)

Expenses
Accounting and audit fees	$157,725	$63,417	$254,655
Accretion of convertible debt discount –
Note 5(e)	2,575,492	-	2,575,492
Advertising and public relations	300,384	1,700,375	2,000,759
Bank charges	9,690	9,684	20,012
Consulting fees – Note 6	426,532	208,798	635,330
Filing and transfer agent	25,653	10,577	42,338
Finance fees – Notes 5 and 8(c)	4,437,101	-	4,437,101
Foreign exchange	(73,073)	-	(73,073)
Writedown of oil & gas interests – Note 4	9,458,413	-	9,458,413
Insurance	52,955	19,635	72,590
Interest on notes payable	652,245	-	652,245
Legal fees	361,068	135,734	524,926
Loss on failure to perform obligations
under oil & gas commitments – Note 8(d)	12,910,000	-	12,910,000
Management fees – Note 6	642,021	185,440	851,461
Mineral property acquisition and
exploration costs	-	-	17,000
Office and miscellaneous	221,037	167,336	398,281
Travel and entertainment	131,770	136,563	268,333

Loss for the period before other items	(32,289,013)	(2,637,559)	(34,045,863)

Other items:
Gain on recovery of VAT receivable	78,451	-	78,451
Interest and other income	630	9,356	9,986

Net loss for the period	$(32,209,932)	$(2,628,203)	$(34,957,426)

Basic and diluted loss per share	$(2.03)	$(0.22)

Weighted average number of shares
outstanding	15,886,053	12,418,848

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended February 28, 2009 and February 29, 2008 and for the period November 4, 2004 (Date of Inception) to February 28, 2009
(Stated in US Dollars)

			November 4,
			2004 (Date of
	Year ended	Year ended	Inception) to
	February 28,	February 29,	February 28,
	2009	2008	2009
			(Cumulative)
Operating Activities
Net loss for the period	$(32,209,932)	$(2,628,203)	$(34,957,426)
Donated services and rent	-	-	21,000
Accretion of convertible debt discount	2,575,492	-	2,575,492
Fees payable in stock and warrants	9,494	35,000	44,494
Finance fees paid in stock and warrants	3,636,257	-	3,636,257
Writedown of oil & gas interests	9,458,413	-	9,458,413
Gain on recovery of VAT receivable written-off	(78,451)	-	(78,451)
Change in non-cash working capital balances
related to operations:
VAT refund and other receivables	(79,267)	-	(79,267)
Prepaid expenses	63,084	(63,084)	-
Accounts payable and accrued liabilities	15,972,267	194,079	16,206,813

Net cash used in operating activities	(652,643)	(2,462,208)	(3,172,675)

Investing Activities
Increase in oil and gas interests	(4,317,445)	(3,405,242)	(7,722,687)
Decrease (increase) in restricted cash	24,532	(30,000)	(5,468)

Net cash used in investing activities	(4,292,913)	(3,435,242)	(7,728,155)

Financing Activities
Issuance of common shares	-	6,050,000	6,196,900
Advances from related parties	4,025	-	34,000
Proceeds from notes payable	4,670,667	-	4,670,667

Net cash provided by financing activities	4,674,692	6,050,000	10,901,567

Increase (decrease) in cash during the period	(270,864)	152,550	737

Cash, beginning of period	271,601	119,051	-

Cash, end of period	$737	$271,601	$737

Non-cash transactions – Note 10

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to February 28, 2009
(Stated in US Dollars)

					Deficit
					Accumulated
				Additional	During the
		*Common Shares		Paid-in	Development	Subscriptions
		Number	Par Value	Capital	Stage	Receivable	Total

Capital stock issued for cash	– at $0.0008333	5,880,000	$5,880	$(980)	$-	$-	$4,900
	– at $0.0083333	3,840,000	3,840	28,160	-	-	32,000
	– at $0.0833333	120,000	120	9,880	-	-	10,000
Donated services and rent		-	-	3,000	-	-	3,000
Net loss for the period		-	-	-	(18,821)	-	(18,821)

Balance, February 28, 2005		9,840,000	9,840	40,060	(18,821)	-	31,079
Donated services and rent		-	-	9,000	-	-	9,000
Net loss for the year		-	-	-	(45,915)	-	(45,915)

Balance, February 28, 2006		9,840,000	9,840	49,060	(64,736)	-	(5,836)
Capital stock issued for cash	– at $5.00	20,000	20	99,980	-	-	100,000
Donated services and rent		-	-	9,000	-	-	9,000
Net loss for the year		-	-	-	(54,555)	-	(54,555)

Balance, February 28, 2007		9,860,000	9,860	158,040	(119,291)	-	48,609
Capital stock issued for oil and gas interests –		4,000,000	4,000	997,702	-	-	1,001,702
Note 4(a)
Capital stock issued for cash – Note 7		1,028,245	1,028	6,048,972	-	-	6,050,000
Capital stock issued for oil and gas
Interests – Note 4(a)	– at $12.05	80,000	80	963,920	-	-	964,000
Net loss for the year		-	-	-	(2,628,203)	-	(2,628,203)

Balance, February 29, 2008		14,968,245	14,968	8,168,634	(2,747,494)	-	5,436,108

…Cont’d

SEE ACCOMPANYING NOTES

Continued

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to February 28, 2009
(Stated in US Dollars)

					Deficit
					Accumulated
				Additional	During the
		*Common Shares		Paid-in	Development	Subscriptions
		Number	Par Value	Capital	Stage	Receivable	Total

Balance, February 29, 2008		14,968,245	$14,968	$8,168,634	$(2,747,494)	$-	$5,436,108
Capital stock issued for finance fee - Note 5(c)		150,000	150	514,350	-	-	514,500
	– at $3.43
Capital stock issued pursuant to convertible
Debenture Note 5(e)	– at $1.63	200,000	200	326,504	-	-	326,704
	– at $0.39	2,500,000	2,500	962,598	-	-	965,098
Capital stock subscribed – Note 7 (a) (ii)
	– at $0.50	52,000,000	52,000	25,948,000	-	(26,000,000)	-
Discount of convertible debt payable –
Note 5(e)		-	-	512,588	-	-	512,588
Beneficial conversion feature – Note 5(e)		-	-	1,388,320	-	-	1,388,320
Discount of convertible debt payable –
Note 5(e)		-	-	771,101	-	-	771,101
Beneficial conversion feature – Note 5(e)		-	-	1,710,300	-	-	1,710,300
Net loss for the period		-	-	-	(32,209,932)	-	(32,209,932)

Balance, February 28, 2009		69,818,245	$69,818	$40,302,395	$(34,957,426)	$(26,000,000)	$(20,585,213)

*

The common stock issued has been retroactively restated to reflect a reverse split of 1 new share for 5 old shares, effective April 21, 2008. The par value of common stock and additional paid-in capital has been retroactively restated to reflect these changes.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and February 29, 2008
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2009, the Company has negative working capital and will require funds to sustain operations over the next twelve months. The Company is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due, for which there can be no assurances that it will be successful in raising the required funds. The Company has yet to achieve profitable operations, has accumulated losses of $34,957,426 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations, totaling $21,289,775, and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. No adjustments have been made to the amounts reported in the financial statements for the outcome of this uncertainty.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

Development Stage Activities

The Company is a development stage company as defined in the Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

The Company is subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and Fox Energy Exploration Limited, a wholly-owned inactive subsidiary incorporated in England and Wales on May 17, 2007, Fox Petroleum (Alaska) Inc., a wholly-owned inactive subsidiary incorporated in Alaska, U.S.A. on April 18, 2007 and Fox Petroleum Inc., a wholly-owned inactive subsidiary incorporated in Kansas, U.S.A. on July 10, 2008. All significant inter-company transactions and balances have been eliminated.

Oil and Gas Interests

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Oil and Gas Interests – (cont’d)

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

During the year ended February 28, 2009, the Company wrote down its oil and gas interests by $9,458,413 (2008 - $Nil).

Asset Retirement Obligations

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted fair value is accreted to the expected settlement value.

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As at February 28, 2009 and February 29, 2008, the Company has determined it has no asset retirement obligations.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

Advertising Costs

Advertising costs are expensed as incurred or concurrent with the first time the advertisement takes place.

Foreign Currency Translation

The Company uses the United States of America dollar as its functional and reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with SFAS No. 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year. The resulting translation adjustment is included in the Comprehensive Income Account in Stockholders’ Equity, if applicable.

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

On March 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which have been applied to all income tax positions commencing from that date. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

Income Taxes – (cont’d)

Prior to 2007, the Company determined its income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. At February 28, 2009, the Company had 3,048,246 (2008 – 1,048,246) common share equivalents in respect to warrants. Because the Company incurred a loss diluted loss per share is the same as basic loss per share.

Fair Value of Financial Instruments

The Company follows SFAS No. 157, Fair Value Measurements for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 3 – Financial Instruments.

The Company also follows SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 6

Note 2	Summary of Significant Accounting Policies – (cont’d)

Fair Value of Financial Instruments – (cont’d)_

between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of February 28, 2009, the Company had not elected the fair value option for any eligible financial asset or liability.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07- 03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (‘EITF 07-05”), “Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock.”. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of EITF 07-05 is not permitted. The Company is evaluating the impact the adoption of EITF 07-05 will have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning March 1, 2009 and will be applied retrospectively to all periods presented. The Company is currently evaluating the effects of adopting FSP APB 14-1.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 7

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted - (cont’d)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 should have no effect on the financial position and results of operations of the Company.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 had no effect on the financial position and results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the first fiscal year beginning after December 15, 2008. The Company’s management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 8

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted - (cont’d)

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the first fiscal year beginning after December 15, 2008. The Company’s management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 was effective for the Company as of January 1, 2009. The Company expects that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. The Company does not expect there to be any significant impact of adopting EITF 07-01 on its financial position, cash flows and results of operations..

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 9

Note 3	Financial Instruments

The Company adopted SFAS No. 157 on March 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The Company holds no Level 1 or Level 2 financial assets or liabilities.

The carrying value of the Company’s financial assets and liabilities which consist of cash, other receivables, accounts payable and accrued liabilities, notes payable and due to related parties in management’s opinion approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

At February 28, 2009, Company had net monetary liabilities of $1,484,996 (2008 - $83,156) denominated in UK pounds and $108,082 (2008 - $59,564) denominated in Canadian dollars. The Company does not hold any hedge positions against these amounts.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 10

Note 4	Oil and Gas Interests

	February 28, 2009
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,701,871	$23,439	$3,725,310
- exploration costs	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372
Less: Write-down of oil & gas interests	(5,438,576)	(4,019,837)	(9,458,413)
Less: Incidental revenue	(90,689)	-	(90,689)

	$520,000	$88,270	$608,270

	February 29, 2008
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,533,282	$-	$3,533,282
- exploration costs	67,168	2,200,467	2,267,635

	$3,600,450	$2,200,467	$5,800,917

a)	North Slope, Alaska

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

Pursuant to underlying agreements on the property, the Company is obligated to drill one test well to at least 10,000 feet on or before November 14, 2011, four test wells to at least 4,000 feet on or before February 20, 2012, and one test well to at least 4,000 feet on or before January 16, 2012. The Company is currently unable to quantify an estimate of the cost of these wells.

By a purchase agreement dated October 10, 2007 and amended November 2, 2007, the Company acquired 8 additional oil and gas leases in the North Slope of the State of Alaska for $850,000 including cash of $250,000 and $600,000 paid by the issuance of 80,000 common shares of the Company. The fair value of the shares issued was $964,000 (based on the quoted market price of the Company’s common shares on the transaction date) and consequently a further $364,000 has been recorded for this portion of the purchase agreement. These leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. Two of the leases acquired pursuant to this agreement are part of the Cook Inlet project described below.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 11

Note 4	Oil and Gas Interests – (cont’d)

a)	North Slope, Alaska – (cont’d)

On January 30, 2009, the Company, entered into an agreement with the original lease vendors (the “Payers”) regarding twelve of the North Slope oil and gas leases (the “Twelve Leases”). Under the terms of the Agreement, the Payers agreed to use their best efforts to make, on the Company's behalf, annual rental payments for the Twelve Leases totaling up to $64,980 on or before the February 1, 2009 due date.

The Company agreed to repay to the Payers by March 2, 2009 any portion of the Payments made by the Payers (the "Repayment Amount"). The Repayment Amount is subject to an 18% interest rate per annum. The Company also granted the Payers a security interest in the Company's right, title, and interest in the Twelve Leases. The Company further agreed to transfer and assign its right, title, and interest in the Twelve Leases to the Payers in the event of the Company's failure to pay the Repayment Amount in a timely manner.

Subsequent to February 28, 2009, Company failed to pay the Repayment Amount and by an agreement dated May 14, 2009, the Payers agreed to extend the repayment date until August 14, 2009 in return for the lease assignment documents for the Twelve Leases being executed and delivered into escrow.

Subsequent to February 28, 2009, the Company entered into an agreement dated May 16, 2009 with the Payers in respect of five of the remaining North Slope oil and gas leases (the “Five Leases”). Pursuant to this agreement, the Payers made annual lease payments totaling $25,126 for the Five Leases on behalf of the Company. The amount paid on behalf of the Company is subject to an 18% interest rate per annum. The Company also executed an assignment to the Payers of the Company's right, title, and interest in the Five Leases to be delivered into escrow in the event the Company fails to repay the payers by August 14, 2009.

The Company can provide no assurance that it will be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $2,401,282 (2008 - $Nil) were written off on the statement of operations during the year ended February 28, 2009.

b)	Anglesey, North Sea, United Kingdom

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 12

Note 4	Oil and Gas Interests – (cont’d)

b)	Anglesey, North Sea, United Kingdom – (cont’d)

The option is effective from completion of the transfer of the assigned interest to the Company and shall continue to be valid and exercisable until 28 days after receipt by the Company of the processed seismic data and final interpretation.

During the year ended February 28, 2009, the Company returned the Licenses to the UK government and consequently all costs incurred of $2,512,856 (2008 - $Nil) were written-off on the statement of operations during the year ended February 28, 2009.

c)	Spears Gas Well, Texas, United States

Pursuant to a subscription agreement dated October 9, 2007, the Company acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for US$500,000.

As at February 28, 2009, the gas well is shut-in awaiting further financing.

d)	Cook Inlet, Alaska, United States

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

Subsequent to February 28, 2009, the Company entered into an agreement dated May 29, 2009 with the Payers in respect of three these oil and gas leases (the “Three Leases”). Pursuant to this agreement, the Payers made annual lease payments totaling $25,780 for the Three Leases on behalf of the Company. The amount paid on behalf of the Company is subject to an 18% interest rate per annum. The Company also executed an assignment to the Payers of the Company's right, title, and interest in the Five Leases to be delivered into escrow in the event the Company fails to repay the payers by August 14, 2009.

The Company can provide no assurance that it will be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $1,061,727 (2008 - $Nil) were written-off on the statement of operations during the year ended February 28, 2009.

e)	South Bourbon, North Sea, United Kingdom

On November 16, 2007, the Company entered into a farm-out agreement dated November 8, 2007 wherein the Company would be assigned a total of 46% interest in a license block in the UK North Sea. In consideration for the assignment, the Company must pay for 89% of the cost of drilling and exploration well.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 13

Note 4	Oil and Gas Interests – (cont’d)

e)	South Bourbon, North Sea, United Kingdom – (cont’d)

The Company is also required to pay for 46% of license costs. On January 24, 2008, the Company agreed to jointly participate with another company to identify a potential farm- in or acquisition opportunity and transferred a 4.6% carried interest in the license block to that company until a full development plan is approved by the U.K. government. Thereafter, that company will be responsible for its 4.6% share of the costs (10% of the Company’s interest). Subsequent to the transfer, this company became related to the Company as two of its beneficial owners became directors of the Company.

During the year ended February 28, 2009, the license holders terminated the Farm-out agreement effective February 27, 2009. Consequently, all costs incurred of $1,419,627 (2008 - $Nil) were written off on the statement of operations during the year ended February 28, 2009.

f)	Genesco-Edwards, Kansas, United States

By a letter agreement dated February 27, 2008, the Company purchased an 80% net revenue interest in three oil leases in Ellsworth County, Kansas, USA by the payment of $80,000. The leases are subject to a landowner royalty of 12.5% and an overriding royalty of 7.5% retained by vendors. The Company was required to drill at least one well on each lease before the leases expire on November 19, 2008, November 19, 2009 and November 30, 2009 or pay the vendor a penalty of $150,000.

During the year ended February 28, 2009 the Company had drilled four wells on these leases and earned incidental revenue of $90,689 from two of these wells, which was credited against oil and gas interests on the consolidated balance sheet as a result of the wells not yet reaching full commercial production. Since January 2009 production has been suspended due to the need for implementation of water disposal facilities for which further funding is not currently available.

During the year ended February 28, 2009, two trade creditors issued mechanical liens against the oil and gas leases and its facilities for non payment of outstanding invoices totaling $528,079.

Subsequent to February 28, 2009, the Company assigned its interest in these oil and gas leases to a creditor in return for a loan rescheduling (Note 5) and entering into an agreement not to sue the Company for defaulting on a loan agreement. The creditor also received 15,000,000 common shares pledged as security from the Company’s treasury against the notes payable.

Pursuant to the above, costs incurred of $1,975,567 (2008 - $Nil) were written-off on the statement of operations and deficit for the year ended February 28, 2009 leaving a net book value of $20,000 recovered subsequent to year end for the sale of certain furniture and equipment held for use on the property.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 14

Note 4	Oil and Gas Interests – (cont’d)

g)	UK Onshore, United Kingdom

On June 3, 2008, the Company was granted a 90% interest in four UK petroleum production licenses, located in the south of England. In order to maintain the licenses, the Company must undertake seismic exploration estimated to cost $500,000 within the six year term of the license.

Pursuant to a letter agreement dated September 5, 2008, the Company will pay 100% of all costs, expenses, liabilities and obligations arising in respect of operations conducted in respect of each license block until a filed development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, the Company will each be responsible for 90% of all costs, expenses, liabilities and obligations.

h)	25th Round License Blocks 13/17 & 210/20e, United Kingdom

Pursuant to a letter agreement dated September 5, 2008, the Company was granted a 90% interest in an application made for four UK petroleum production licenses. In order to maintain the licenses, the Company must carry out geological and seismic modeling before forming up a drilling location and must begin drilling within the four year term of the license.

Pursuant to the letter agreement, the Company will pay 100% of all costs, expenses, liabilities and obligations arising in respect of operations conducted in respect of each license block until a filed development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, the Company will each be responsible for 90% of all costs, expenses, liabilities and obligations.

On November 12, 2008 Fox was formally notified by the UK Department of Energy and Climate Change (DECC) of its success in the 25th Seaward Licensing Round Awards, the rights to explore and develop the block 13/17 concession in the North Sea by the UK government.

On May 1, 2009 Fox received notification from the UK Department of Energy and Climate Change that this Secretary of State’s offer of this license in the 25th round had been withdrawn due to fact that they consider there to have been a material change in the circumstances relating to Fox having adequate funding arrangements already in place. Consequently, all costs incurred of $87,354 (2008 - $Nil) were written-off on the statement of operations and deficit for the year ended February 28, 2009.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 15

Note 5	Notes Payable

		February 28,	February 29,
		2009	2008

Promissory notes (a), (b), (c)		$450,000	$-
Loan agreement (d)		450,000	-
Convertible notes payable (e)	$3,500,000
Add: liquidating damages due under
registration rights agreement	270,667
Less: financing costs	(75,545)
Add: amortization of financing costs	75,545	3,770,667	-

		$4,670,667	$-

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

Subsequent to February 28, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

Subsequent to February 28, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

Subsequent to February 28, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 16

Note 5	Notes Payable – (cont’d)

d)

On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement. The principal and interest is to be paid on the earlier of (i) cash being available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) November 30, 2008. This loan bears interest at 12% per annum, calculated annually. The loan is secured by the Company’s assets. As additional compensation for the loan, the Company issued to the lender 150,000 common shares of the Company. The fair value of these shares was determined to be $514,500 based on the quoted market price of the shares on the date of issuance and was recorded as a financing fee on the consolidated statement of operations.

Subsequent to February 28, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

The Amended Debentures bear interest at 10% per annum, compounded monthly. The principal and any unpaid accrued interest owing on the debentures are convertible into common stock of the Company in the event of a default or at the option of the holder at the rate of the lesser of i) 100% of the volume weighted average stock price (“VWAP”) on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date. The Amended Debentures also contain a redemption option whereby the Company can redeem the Amended Debentures provided its common stock is trading below 100% of the VWAP as quoted by Bloomberg L.P on October 31, 2008 by paying the unpaid principal and interest accrued and a prepayment premium of 15%. The Company must redeem the entire principal amount outstanding on one of the Amended Debentures on April 30, 2009 at a 15% redemption premium; however, there is no mandatory redemption premium on the second Amended Debenture.

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
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 17

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

The Company determined the allocation of the net proceeds of the Original convertible debenture based on the relative fair value of the convertible debenture, the 500,000 share purchase warrants and the 200,000 common shares. The fair value of the warrants of $910,000 and the common shares of $580,000 were determined using the Black-Scholes valuation model and the quoted market price of the shares on the date of issuance, respectively. The resulting discount of $839,292, which was the relative fair value of the proceeds allocated to the discount, was being accreted over the term of the debenture. The assumptions used in the Black-Scholes calculation are as follows: expected life – 5 years; volatility – 78.26%; Dividend rate – 0%; and risk free interest rate is 0.95%.

The Company recorded a beneficial conversion feature of $1,388,320 with respect to the Original Debentures pursuant to EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The conversion feature was contingently exercisable in an event of default of the debenture; which occurred on October 24, 2008 when the debenture came due but was not repaid by the Company. Therefore the amount was recorded as a financing fee during the year ended February 28, 2009.

The Company determined the allocation of the net proceeds of the Amended Debentures based on the relative fair value of the convertible debenture, the share purchase warrants and the common shares. The fair value of the warrants of $1,578,000 and the common shares of $1,975,000 were determined using the Black-Scholes valuation model and the quoted market price of the shares on the date of issuance, respectively. The resulting discount of $1,736,199, which was the relative fair value of the proceeds allocated to this discount, was being accreted over the term of the debentures. The assumptions used in the Black-Scholes calculation are as follows: expected life – 5 years; volatility – 78.26%; Dividend rate – 0%; and risk free interest rate is 3.52%.

The Company was required to pay to the investor at closing of the Original Agreements: $17,500 in legal costs, a $10,000 due diligence fee, a 7% commitment fee and a 2% facility fee, 500,000 share purchase warrants and 200,000 shares of common stock. Finder’s fees of $150,000 and 52,265 share purchase warrants were paid to Partners Consulting in connection with the Original Agreements pursuant to a finder agreement dated February 15, 2008. This amount is included in fees payable in stock and warrants at February 28, 2009. The warrants expire three years from the date of issuance.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 18

Note 5	Notes Payable – (cont’d)

e)	– (cont’d)

(i) Amended Debentures - $2,500,000 – (cont’d)

At the closing of the Amended Debentures, the Company also issued 2,500,000 shares of common stock.

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

The Debentures are secured by all of the assets and property of the Company and its subsidiaries pursuant to a Security Agreement. The debentures were further secured by a Pledge and Escrow Agreement pursuant to which 15,000,000 common shares of the Company are being held in escrow on behalf of the investor and have been recorded at $nil consideration.

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

(ii) New Debenture - $1,000,000

The New Debenture and has a principal amount of $1,000,000 and matures on October 31, 2010 (the “New Debenture”). The New Debenture bears interest at a rate of 10% per annum compounded monthly. The principal and any unpaid accrued interest owing on the debentures are convertible into common stock of the Company in the event of a default or at the option of the holder at the rate of the lesser of i) 100% of the volume weighted average stock price on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 19

Note 5	Notes Payable – (cont’d)

e)	– (cont’d)

(ii) New Debenture - $1,000,000 – (cont’d)

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

At the closing of the New Debentures the Company incurred: $7,500 in legal costs, a $45,000 commitment fee, a $1,000 due diligence fee

The Company recorded a beneficial conversion feature of $1,710,300 with respect to the Original Debentures. The amount was being amortized over the term of the debentures, however after an event of default (see below), the entire amount was immediately recognized into income as a financing fee during the year ended February 28, 2009.

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

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”. At February 28, 2009, an amount of $270,667 has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

Included in accounts payable and accrued liabilities at February 28, 2009 is $429,167 (2008 - $Nil) for accrued interest and redemption premiums on these notes payable.

During the year ended February 28, 2009, the Company failed to make any of the required redemption payments on the New Debenture. This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 20

Note 5	Notes Payable – (cont’d)

e)	– (cont’d)

(ii) New Debenture - $1,000,000 (cont’d)

Subsequent to February 28, 2009, the Company did not repay the $1,250,000 debenture that matured on April 30, 2009.

As consideration for entering into negotiations to effect a loan rescheduling and the holder entering into an agreement not to sue, the Company assigned its interest in certain oil and gas leases to the holder (Note 4g). The holder also received the 15,000,000 common shares pledged as security against for debentures valued at $4,650,000, being the market value on the date they were released from escrow.

	Face		Deferred	Carrying
	Amount	Discount	Financing Costs	Value
Balance, March 1, 2008	$-	$-	$-	$-
Issuance of Original Debenture,
June 24, 2008	2,500,000	(839,292)	(252,500)	1,408,208

Commissions paid – cash	-	-	(150,000)	(150,000)
Finder’s fees – warrants	-	-	(7,592)	(7,592)
Event of default, October 24, 2008
Beneficial conversion feature	-	-	(1,388,320)	(1,388,320)
Accretion of debt discount	-	839,292	1,798,412	2,637,704
Extinguishment of Original
debenture, October 31, 2008	(2,500,000)	-	-	(2,500,000)
Issuance of Amended Debentures	3,500,000	(1,736,200)	(53,500)	1,710,300
Beneficial conversion feature	-	-	(1,710,300)	(1,710,300)
Commissions paid – cash	-	-	(60,000)	(60,000)
Finder’s fee – warrants	-	-	(15,545)	(15,545)
Event of default, January 31, 2009
Accretion of debt discount	-	1,736,200	1,839,345	3,575,545
Liquidating damages	270,667	-	-	270,667
Balance, February 28, 2009	$3,770,667	$-	$-	$3,770,667

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 21

Note 6	Related Party Transactions – Note 8

The officers of the Company provide consulting and management services to the Company as follows:

			November 4,
	Year	Year	2004 (Date of
	ended	ended	Inception) to
	February 28,	February 29,	February 28,
	2009	2008	2009

Consulting fees	$240,129	$154,728	$394,857
Management fees	642,021	185,440	851,461
Office and miscellaneous	-	-	7,000

	$882,150	$340,168	$1,253,318

Included in accounts payable and accrued liabilities at February 28, 2009 is $504,293 (February 29, 2008: $22,438) owed to directors of the Company and companies with common directors of the Company for expenses incurred on behalf of the Company and for unpaid management and consulting fees.

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

Effective January 11, 2007 the Company completed a forward stock split of the authorized, issued and outstanding shares of common stock on a six new for one old basis. Authorized capital increased from 75,000,000 common shares to 450,000,000 common shares. Effective April 21, 2008 the Company completed a reverse stock split of authorized, issued and outstanding shares of common stock on a one new for five old basis. Authorized capital decreased from 450,000,000 to 90,000,000. In January 2009, the Company obtained shareholder approval to amend its authorized share capital from 90,000,000 common shares, par value $0.001 to 500,000,000 common shares, par value $0.001. These financial statements have been retroactively restated to reflect reverse stock split, however the increase in authorized share capital will not become effective until not less than 20 days after the information statement regarding the increase is first mailed to stockholders and until the appropriate filing is made with the Nevada Secretary of State. Subsequent to February 28, 2009, these required filings had not been made but it is management’s intention to do so.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 22

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 23

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10 – (cont’d)

a)	Share Issuance Agreement: – (cont’d)

	i)	– cont’d

As at February 28, 2009, there are 3,048,246 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

Number of	Exercise
Warrants	Price	Expiry Date

20,000	$ 6.25	February 23, 2010
377,358	$ 6.65	May 17, 2010
31,056	$ 10.05	August 1, 2010
44,199	$ 11.30	September 10, 2010
52,133	$ 13.20	September 10, 2010
28,708	$ 13.05	October 1, 2010
16,381	$ 15.25	October 26, 2010
21,097	$ 14.80	October 26, 2010
35,897	$ 12.20	October 26, 2010
47,337	$ 10.55	November 28, 2010
43,478	$ 4.30	January 16, 2011
96,154	$ 6.50	January 24, 2011
48,387	$ 3.90	January 30, 2011
89,286	$ 3.50	February 11, 2011
96,775	$ 3.90	February 26, 2011
2,000,000	$ 0.001	October 31, 2013

3,048,246

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
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 24

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

On November 26, 2008, the Company issued 50,000,000 shares of restricted common stock to Carbon Energy in consideration for $25,000,000 to be received pursuant to the above-mentioned subscription agreement.

On December 2, 2008, the Company issued an additional 2,000,000 shares of restricted common stock to Carbon Energy pursuant to the terms of the amendment agreement for $1,000,000 to be received.

Subsequent to February 28, 2009, the Company never received payment for the shares issued to Carbon and Carbon never completed on the sale of Alaska Oil & Gas. As a result, the shares that were previously subscribed were cancelled along with the agreements to purchase Alaska Oil & Gas. Consequently, shares have been excluded from the calculation of loss per share for accounting purposes. The Company is currently reviewing its legal position and any associated remedies relating to the above.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 25

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10 – (cont’d)

b)	Share Purchase Warrants

The summary of the changes in the Company’s share purchase warrants for the periods ended February 28, 2009 and February 29, 2008 is presented below:

	February 28, 2009		February 29, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of the
year	1,048,246	$7.34	20,000	$6.25
Issued	2,000,000	$0.001	1,028,246	$7.36

Balance, end of year	3,048,246	$2.53	1,048,246	$7.34

The weighted average remaining life of the warrants at February 28, 2009 is 3.61 years (February 29, 2008: 2.57 years).

A finder's fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 5(e)) pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants was determined using the Black-Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 143.11%; Dividend rate –0%; and risk free interest rate is 1.4% . At February 28, 2009 these warrants had not yet been issued and are included in fees payable in stock and warrants.

A finder's fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 5(e) pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants was determined using the Black-Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 143.11%; Dividend rate –0%; and risk free interest rate is 1.4% . At February 28, 2009 these warrants had not yet been issued and are included in fees payable in stock and warrants.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 26

Note 8	Commitments – Notes 4, 5, 7 and 10

a)

By an agreement dated May 22, 2007, the Company engaged an independent analyst to provide continuing research coverage regarding the Company beginning May 22, 2007 until May 31, 2009. The Company is required to pay $5,000 (paid) before commencement of work and twenty-four installments of $1,750.

b)

By agreements dated June 8, 2007, the Company agreed to pay three directors of the Company a total amount of $20,000 per month for an indefinite period for consulting and management services to the Company. The agreements may be terminated at any time with cause and with three months notice without cause. On October 19, 2007 two of these agreements where amended one from $12,000 to £9,000 ($17,900) per month and another from $5,000 per month to £7,000 ($13,900). All other terms remained the same.

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

At February 28, 2009, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $7,344, which was included in fees payable in stock and warrants at February 28, 2009. These warrants are exercisable at $2.77 and will expire three years from the date of issuance. The fair value of these warrants was determined using the Black Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 143.11%; Dividend rate – 0%; and risk free interest rate is 1.4%.

d)

On May 21, 2008, the Company signed a letter of commitment whereby the Company agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000 which has been accrued in accounts payable and accrued liabilities as at February 28, 2009. The Company also committed to enter into a well project management and integrated services contract for the management of a well program on the rig. The Company is also obligated to pay a fee of 1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if the Company uses the rig, but not the integrated project management services. The Company also incurred and accrued penalties of $2,000,000 as compensation for lost revenues of the rig owners for its failure to fulfill its obligations under the rig provision contract and may be liable to pay up to an additional $2,000,000 for its share of additional costs incurred by the rig owners during the Company’s allotted rig slot.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 27

Note 8	Commitments – Notes 4, 5, 7 and 10 – (cont’d)

d)	continued –

This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at February 28, 2009 as it is likely that it will be incurred. As a result a total of $12,910,000 has been recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations.

e)

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At February 28, 2009, the Company had not yet issued the shares due. The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at February 28, 2009.

f)

During the year ended February 28, 2009, the Company recorded a recovery of $20,000 (2007: $Nil) for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated November 17, 2007 as compensation to the members of the BOA. An amount of $15,000 is included in fees payable in stock and warrants at February 28, 2009 for these shares.

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

h)

On December 4, 2008, the Company sent a letter to the directors of Minmet PLC (“Minmet”), an Irish company, with an offer to purchase the entire issued and to be issued share capital of Minmet at £0.12 per share in exchange for common shares of the Company. The offer is subject to the Company completing, to its satisfaction, both technical and legal due diligence on the proposed transaction and Minmet.

This offer is subject to (i) approval of the board of Minmet; and (ii) final approval of the Company's board of directors. This acquisition was also conditioned on a final due diligence review and a signed acquisition agreement between the Company and Tucumcari Investments Limited for the acquisition of a 75% ownership interest in an oil and gas field in Tucumcari, New Mexico to close simultaneously with the acquisition of Minmet.

The Company is currently conducing due diligence of Minmet before progressing to a final agreement between the companies, and believe it is unlikely to pursue this opportunity.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 28

Note 9	Deferred Income Taxes

At February 28, 2009, the Company has accumulated net operating losses in the United States of America totaling approximately $8,200,000 which are available to reduce taxable income in future taxation years.

The Company's income tax expense for the years ended February 28, 2009 and February 28, 2008 differed from the United States statutory rates:

	2009	2008

Effective tax rate	34%	35%

Statutory rate applied to loss before income taxes	$(10,951,400)	$(920,000)
Increase in income taxes resulting from:
Income taxed at other than statutory rate	(138,500)
Non-deductible expenses	962,400	12,000
Effect of reduction in statutory rate	26,500	-
Change in valuation allowance	10,101,000	908,000

Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	2009	2008

Deferred tax assets
Net operating losses carryforward	$2,309,000	$942,000
Undeducted financing costs	89,000	-
Oil and gas properties	3,357,000	-
Accounts payable and accrued liabilities add back	5,263,000	-
Unrealized foreign exchange	25,000	-
Less: valuation allowance	(11,043,000)	(942,000)

Net deferred tax assets	$-	$-

These losses expire as follows:

Year of Expiry	Loss
2024	$16,000
2025	36,000
2027	46,000
2028	2,593,000
2029	4,098,000

$6,790,000

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars)
Page 29

Note 9	Deferred Income Taxes – (cont’d)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

On February 28, 2007, the Company adopted FASB Interpretation No. 48,"Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company's tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation. The Company is subject to tax examinations by tax authorities for all taxation years ending on or after February 28, 2007.

The Company may be liable to pay withholding tax of up to $21,250 plus penalties and interest for interest payments made to a non-resident of the U.S. during the year ended February 28, 2009 and $10,000 plus penalties and interest for failure to file foreign affiliate reporting forms for the year ended February 29, 2008.

Note 10	Non-cash Transactions – Note 5

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions have been excluded from the statement of cash flows;

a)	During the year ended February 28, 2009, Nil (2008 - 4,080,000) common shares valued at $Nil (2008 - $1,965,702) were issued as consideration for the acquisition of oil and gas interests;

During the year ended February 28, 2009, $Nil (2008 - $Nil) was paid for income taxes.

During the year ended February 28, 2009, $141,667 (2008 - $Nil) was paid for interest on notes payable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being February 28, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of February 28, 2009, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending February 28, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Please read this annual report on Form 10-K for the information required to be disclosed in a report on Form 8-K, but not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following individuals serve as our directors and executive officers. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office at the pleasure of our board of directors.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Richard Moore	President, Chief Executive Officer, Chairman, and Director	50	June 8, 2007
William MacNee	Chief Operating Officer and Director	54	May 5, 2008
John Spence	Director	59	May 5, 2008
Jeffrey Sternberg	Director	64	April 21, 2009

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their business experience, principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

Richard Moore

Richard Moore has served as our chairman since May 5, 2008 and president, chief executive officer and a director since June 8, 2007. He is an oil and gas industry veteran with nearly 30 years experience across almost every aspect of the industry in both commercial and technical activities. Before becoming our president and chief executive officer, he worked as a consultant to the oil industry on new field development and as a lecturer in Russian universities and academies, where he taught both business and personal career development, comparing the methods used by the Eastern and Western business communities. From 1998 to 2004, he worked with Chaparral Resources, Inc./KAZ Commertz Group. He held the position of vice president-finance and chief financial officer of Chaparral Resources, Inc., a publicly listed company in the U.S., since November 2002. He also served as finance director for Closed Type JSC Karakudukmunay, an operating subsidiary of Chaparral Resources, Inc. from 1998 to 2003.

William MacNee

William MacNee has served as our chief operating officer and a director since May 5, 2008. He has a Ph.D. in electrical engineering, he brings more than 30 years of international oil, gas, metals and minerals experience. He has worked throughout North and South America, Western Africa, Eastern Siberia and extensively in Kazakhstan and Kyrgystan. He is skilled at project management, with knowledge in the areas of facilities planning, construction and implementation, gathering systems, process engineering and production operations planning and processing. From April 2006 to April 2008, he was on contract to Petrofac International and was based in Eastern Siberia as their Operations Manager on the Kovytka gas field for the client TNKBP. From March 2003 to March 2006, he held the position of Project Manager for Arctic Construction International where he handled contracts in the Tengiz field for Chevron and also in the Kashagan oil field for the Northern Constructors Consortium.

He received his Doctor of Science (Ph.D.) with Electrical Engineering Major at Concordia College and University, USA in July 2003.

John Spence

John Spence has served as a director since May 5, 2008. For 25 years he drilled locations across the United States as a contractor, consultant and for the second half of his career, as a senior manager and member of the Parker Drilling Company team. In the latter part of his career, he has worked in the international arena and in particular Russia and Eastern Europe with drilling operations in the Ukraine, Sakhalin and Kazakhstan. Since September 2006, he has been a consultant drilling manager of Ken Sary LLP – Kazakhstan. From March 2006 to September 2006, he was a consultant drilling manager of KKM – Kazakhstan. From August 2004 to January 2006, he was a consultant drilling manager of Uzpec – Uzbekistan. From September 1999 to May 2004, he was a consultant drilling manager of KKM – Kazakhstan.

Jeffrey Sternberg

Effective April 21, 2009, the holders of a majority of the outstanding shares of our common stock appointed Jeffrey Sternberg to our board of directors.

Jeffrey I. Sternberg has over three decades of experience in manufacturing and distribution and spent a large part of his career in Asian markets setting up distribution channels for various international companies, including, seven years as Senior Vice President of Herbko International.

In addition and simultaneous with this experience, Mr. Sternberg has held several senior board positions on small to mid cap publicly traded companies. Mr. Sternberg’s most recent post was as president & chief executive officer of Advantage Capital Development Corp. He has been managing member of Phoenix Capital Partners LLC since June 2002. Other past board posts include, director, Americana Distribution, director Kachina Gold Corp and director, Tech Laboratories Inc. Mr. Sternberg currently serves as director for New Media Lottery Service (NWMD.OB) which is quoted on the OTCBB.

Mr. Sternberg currently works as a financial services consultant in Miami, Florida. Mr. Sternberg is active in various charitable organizations throughout South Florida and is an avid golfer.

Mr. Sternberg attended the University of Miami.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past five years:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Richard Moore	1	10	Nil
Alexander Craven	3	20	Nil
William MacNee	1	1	Nil
Robert Frost	Nil	1	1
Michael Rose	1	1	Nil
John Spence	1	1
Jonathan Wood	1	1	Nil
EuroEnergy Growth Capital S.A.	Nil	1	1
Trafalgar Capital Specialized Investment Fund, Luxembourg	Nil	1	1
Carbon Energy Investments Limited	Nil	2	2

Corporate Governance

Code of Ethics

Effective April 17, 2008, our board of directors adopted a code of conduct and ethics that applies to all directors, officers, and employees. Our code of conduct and ethics was filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008.

Audit Committee and Audit Committee Financial Expert

We have an audit committee which consists of John Spence. We do not have any audit committee member that qualifies as an “audit committee financial expert”. Given our current financial difficulties, it has been very difficult to attract anyone who can serve as an audit committee financial expert.

Item 11. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended February 28, 2009, who we will collectively refer to as the named executive officers, for our fiscal years ended February 28, 2009 and February 29, 2008, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Moore(1) President and Chief Executive Officer	2009 2008	282,696(5) 169,340(8)	9,831(6) 10,000	22,150 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	314,677 179,340
William MacNee(2) Chief Operating Officer	2009 2008	172,424(7) N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	172,424 N/A
Jonathan Wood(3) Former Chief Financial Officer	2009 2008	152,763(8) N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	152,763 N/A
Alexander Craven Former Executive Vice President and Compliance Officer	2009 2008	232,605(5) 103,740(8)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	232,605 103,740

(1) Richard Moore was appointed as our president and chief executive officer on June 8, 2007.
(2) William MacNee was appointed as our chief operating officer and director on May 5, 2008.
(3) Jonathan Wood was appointed as our chief financial officer on July 11, 2008 and as our director on May 5, 2008. He resigned as our chief financial officer and director on May 14, 2009.
(4) Alexander Craven resigned as our executive vice president, compliance officer, secretary, treasurer, and director on February 18, 2009.
(5) GBP to USD converted at an average exchange rate of 1.7450 during the year ended February 28, 2009.
(6) GBP to USD converted at the exchange rate of 1.9662 on the date the transaction took place
(7) GBP to USD converted at an average exchange rate of 1.7242 over the period of compensation.
(8) GBP to USD converted at an average exchange rate of 1.6974 over the period of compensation.

Employment Agreements

Richard Moore

On June 8, 2007, we entered into an employment agreement with Richard Moore, pursuant to which Mr. Moore serves as our president and chief executive officer. Pursuant to the employment agreement, we paid Mr. Moore

$12,000 per month and agreed to reimburse him for all reasonable travelling and other expenses incurred by him in connection with his services to us. Mr. Moore was required to work a minimum of three days per week for us and is entitled to a minimum annual vacation of four weeks. The term of the agreement is for an indefinite period and the agreement may be terminated with or without cause.

On October 19, 2007, we amended the employment agreement to increase the salary of Mr. Moore to £9,000 per month, payable in £4,500 bi-monthly installments, in arrears, commencing November 1, 2007. Mr. Moore agreed to work for a minimum of 5 days per week for us.

Effective June 1, 2008, Mr. Moore’s salary was increased to £15,000 per month.

By a bonus agreement dated May 22, 2008, we agreed to issue 5,000 shares of our common stock and paid £5,000 during the year ended February 29, 2008 to Richard Moore as a performance bonus. We have not yet issued the shares due.

William MacNee and Jonathan Wood

On May 1, 2008 and June 1, 2008, William MacNee and Jonathan Wood respectively commenced employment with us on a full time basis. Mr. MacNee assumed the position of chief operating officer and Mr. Wood that of chief financial officer. They both received a salary of £10,000 per month. On May 14, 2009, Mr. Wood resigned as our chief financial officer and director.

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

Effective June 1, 2008, Mr. Craven’s salary was increased to £12,500 per month. On February 18, 2009, Mr. Craven resigned as our executive vice president, compliance officer, secretary, treasurer, and director.

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

Stock Options

We did not grant any options or stock appreciation rights during our fiscal year ended February 28, 2009.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended February 28, 2009 by any officer or director of our company.

Director Compensation

The table below shows the compensation of our directors who were not our named executive officers for our last completed fiscal year ended February 28, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Robert Frost(1)	8,000	Nil	Nil	Nil	Nil	Nil	8,000
Michael Rose(1)	8,000	Nil	Nil	Nil	Nil	Nil	8,000
John Spence	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Robert Frost and Michael Rose resigned as our directors effective April 2, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of July 13, 2009, certain information with respect to the beneficial ownership of our common stock by each of our current directors and our named executive officers and by each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Directors and Executive Officers
Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Richard Moore President, Chief Executive Officer, Director and Chairman	Common Stock	611,084(2)	0.72%
William MacNee Chief Operating Officer and Director	Common Stock	Nil	Nil

Directors and Executive Officers
Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
John Spence Director	Common Stock	Nil	Nil
Jeffrey Sternberg Director	Common Stock	Nil	Nil
Alexander Craven Former Executive Vice President, Compliance Officer and Director	Common Stock	1,637,874	1.93%
Jonathan Wood Former Chief Financial Officer and Director	Common Stock	Nil	Nil
Directors and Executive Officers as a Group (4 persons)	Common Stock	611,084(2)	0.72%

(1)

Based on 84,668,245 shares of our common stock issued and outstanding as of July 13, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Does not include 500,000 shares of our common stock, the proceeds from the sale of which shares would be applied against legal and audit fees and, if there is any money remaining, a portion of back salary to the officers and management of our company.

5% or More Stockholder
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Carbon Energy Investments Limited 31-32 Ely Place London EC1N 6TD, UK	Common Stock	32,000,000	37.8%
Trafalgar Capital Specialized Investment Fund 8-10 Rue Mathias Hardt, BP 3023 L-1030, Luxembourg	Common Stock	19,700,000 (2)	22.7% (2)
Libertas Capital Ventures Limited 16 Berkeley Street London W1J8DZ, UK	Common Stock	20,000,000	23.6%

(1)

Based on 84,668,245 shares of our common stock issued and outstanding as of July 13, 2009. Shares of our common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.001 per share.

Change in Control

Except as disclosed below, we are not aware of any arrangements the operation of which may at a subsequent date result in a change in control of our company.

If we cancel 32,000,000 shares of our common stock issued to Carbon Energy Investments Limited and 20,000,000 shares of our common stock issued to Libertas Capital Ventures Limited (as disclosed elsewhere in this annual report), Trafalgar Capital Specialized Investment Fund will own approximately 54% of the issued and outstanding shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Other than as disclosed below and elsewhere, there has been no transaction, since March 1, 2007, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a director or indirect material interest.

(i)	any director or executive officer of our company;

(ii)	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

(iii)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

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

On June 8, 2007, we entered into a consulting agreement with Richard Bullock, our former Chairman and director, pursuant to which we pay Mr. Bullock $3,000 per month and all reasonable travelling and other expenses actually and properly incurred by him in connection with his duties. On May 1, 2008, we terminated this agreement.

Compensation of Executive Officers and Directors

For information regarding compensation of our executive officers and directors, please see “Item 10. Executive Compensation.”

Aimwell Energy Limited

Michael Rose and Robert Frost, our former directors, are the beneficial owners and directors of Aimwell Energy Ltd. For information regarding our transactions with Aimwell Energy Limited, please see “Item 1. Business.” and “Item 2. Properties.”

EuroEnergy Growth Capital S.A.

EuroEnergy Growth Capital S.A. owns 1,028,245 shares of our common stock and warrants to purchase 1,208,245 shares of our common stock.

For information regarding our transactions with EuroEnergy Growth Capital S.A., please see “Item 6. Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.”

Trafalgar Capital Specialized Investment Fund

Trafalgar Capital Specialized Investment Fund owns 17,700,000 shares of our common stock and warrant to purchase 2,000,000 share of our common stock.

For information regarding our transactions with Trafalgar, please see “Item 1. Business.” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Carbon Energy Investments Limited

Carbon Energy Investments Limited owns 32,000,000 shares of our common stock.

For information regarding our transactions with Carbon Energy, please see “Item 1. Business.”

Libertas Capital Ventures Limited

Libertas Capital Ventures Limited owns 20,000,000 shares of our common stock.

For information regarding our transactions with Libertas Capital Ventures, please see “Item 1. Business.”

Director Independence

Our board of directors is presently composed of four directors, consisting of Richard Moore, William MacNee, John Spence, and Jeffrey Sternberg.

John Spence and Jeffrey Sternberg are the independent directors under a definition of “independent director” of the American Stock Exchange. John Spence is the sole member of the audit committee, the compensation committee and nominating committee. He is independent under the applicable committee independence standards of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended February 28, 2009 and February 29, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	February 28, 2009	February 29, 2008
Audit Fees	$141,710	$51,595
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil

All Other Fees	Nil	Nil
Total	$141,710	$51,595

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before such services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
(3)	(i) Articles of Incorporation and (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on August 19, 2005)
3.2

Certificate of change filed with the Secretary of State of Nevada on January 2, 2007 and which is effective on January 11, 2007 (incorporated by reference to an exhibit to our current report on Form 8- K filed on January 12, 2007)

3.3	Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 7, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on April 4, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 21, 2008)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to our current report on Form 8- K filed on April 30, 2008)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement dated February 23, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 1, 2007)
10.2	Lease Purchase and Sale Agreement dated May 29, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 31, 2007)
10.3	Share Issuance Agreement dated May 17, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 1, 2007)
10.4	Farm-In Agreement dated June 8, 2007 (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.5	Employment Agreement dated June 11, 2007 (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)

10.6	Escrow Agreement dated June 8, 2007 (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.7	Consulting Agreement dated June 12, 2007 (incorporated by reference to an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.8	Consulting Agreement dated June 12, 2007 (incorporated by reference to an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.9	Subscription Agreement between Trius Energy, LLC and our company (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 19, 2007)
10.10	Amendment to Employment Agreement dated October 19, 2007 (incorporated by reference to an exhibit to our quarterly report on Form 10-QSB filed on October 22, 2007)
10.11	Amendment to Consulting Agreement dated October 19, 2007 (incorporated by reference to an exhibit to our quarterly report on Form 10-QSB filed on October 22, 2007)
10.12

Farm-Out Agreement dated November 8, 2007 between Valiant North Sea Limited, Petrofac Energy Developments Limited and Fox Energy Exploration Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 23, 2007)

10.13	Purchase Agreement (North Slope Leases) dated October 10, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 28, 2007)
10.14	Amendment Agreement No. 1 to Purchase Agreement (North Slope Leases) dated November 2, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 28, 2007)
10.15	Purchase Agreement (Cook Inlet) dated October 10, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 28, 2007)
10.16	Finder Agreement with Partners Consulting, Inc. dated February 15, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 21, 2008)
10.17	Promissory Note dated April 1, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
10.18	Letter of Commitment with Senergy Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
10.19	Promissory Note dated May 1, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 21, 2008)
10.20	Bonus Agreement dated May 22, 2008 between Richard Moore and our company (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 28, 2008)
10.21

Agreement of Intention to Sell/Purchase the Geneseo-Edwards Program between Hodgden & Associates and our company (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 29, 2008)

10.22	Promissory Note dated May 23, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 6, 2008)
10.23	Board of Advisors Agreement dated July 19, 2007 with Aimwell Energy Limited (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)

10.24	Board of Advisors Agreement dated July 19, 2007 with Black Gold Consulting Inc. (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.25	Board of Advisors Agreement dated August 2007 with John Spence (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.26	Board of Advisors Agreement dated August 2007 with Jonathan Wood (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.27	Board of Advisors Termination Agreement dated June 10, 2008 with Aimwell Energy Limited (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.28	Board of Advisors Termination Agreement dated June 10, 2008 with Black Gold Consulting Inc.( incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.29	Board of Advisors Termination Agreement dated June 10, 2008 with John Spence (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.30	Board of Advisors Termination Agreement dated June 10, 2008 with Jonathan Wood (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.31	Agreement dated January 24, 2008 with Aimwell Energy limited (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.32	Loan Agreement with EuroEnergy Growth Capital S.A. (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.33

Senior Secured Convertible Redeemable Debenture dated June 24, 2008 issued by our company to Trafalgar Capital Specialized Investment Fund, Luxembourg (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)

10.34

Warrant dated June 24, 2008 issued by our company to Trafalgar Capital Specialized Investment Fund, Luxembourg (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)

10.35

Securities Purchase Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg and our company (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)

10.36

Registration Rights Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg and our company (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)

10.37

Escrow Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg, The Law Office of James G. Dodrill II, P.A. and our company (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)

10.38

Security Agreement dated June 24, 2008 between Trafalgar Capital Specialized Investment Fund, Luxembourg and our company (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)

10.39

Irrevocable Transfer Agent Instructions dated June 18, 2008 between Empire Stock Transfer Inc. and our company (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)

10.40

General Assignment of Contracts and Leases dated June 18, 2008 between Trafalgar Capital Specialized Investment Fund, FIS and our company (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)

10.41	Consulting Agreement with Partners Consulting, Inc. dated May 8, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.42	Letter of Commitment with Senergy Limited (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on July 21, 2008)
10.43

Investor Relations Consulting Service Agreement dated September 1, 2008 between our company and Benaterra Communications Inc. (incorporated by reference to an exhibit to our current report on Form 8-K filed on September 12, 2008)

10.44

Investor Relations Consulting Service Agreement dated June 1, 2007 between our company and Senergy Communications Inc. (incorporated by reference to an exhibit to our current report on Form 8-K filed on September 12, 2008)

10.45

Transaction Proposal and Exclusivity Agreement dated September 26, 2008 between Ballyliffin Capital Corp., Fox Energy Exploration Limited, and Fox Petroleum Inc. (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 1, 2008)

10.46

Letter Agreement dated September 25, 2008 between Fox Energy Exploration Limited and Pollard Financial Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 1, 2008)

10.47

Amendment to June 24, 2008 Financing Documents between Fox Petroleum Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)

10.48	Amended Debenture No. 1 - $1.25 million principal amount (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.49	Amended Debenture No. 2 - $1.25 million principal amount (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.50	New Debenture - $1 million principal amount (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.51	Replacement Warrant (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.52	Amended Security Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.53	Pledge and Escrow Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.54	Side Letter Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.55	Irrevocable Transfer Agent Instructions (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)

10.56	Subscription Agreement with Carbon Energy Investments Limited dated November 5, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 7, 2009)
10.57	Agreement for the Purchase of Shares in Alaska Oil & Gas Resources Limited dated November 5, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 7, 2009)
10.58

Amendment Agreement for the Purchase of Shares of Alaska Oil & Gas Resources Limited dated November 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 7, 2009)

10.59	Letter Agreement with Carbon Energy Investments Limited dated December 10, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 7, 2009)
10.60

Letter agreement between Fox Energy Exploration Limited and Aimwell Energy Limited dated September 5, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)

10.61

Letter agreement between Fox Energy Exploration Limited and Aimwell Energy Limited dated September 5, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)

10.62	Oil and Gas Lease Agreement dated October 14, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)
10.63	Oil and Gas Lease Agreement dated October 14, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)
10.64*

Amendment to Securities Purchase Agreement, Secured Debenture, Registration Rights Agreement and Security Agreement dated April 2009 between our company and Trafalgar Capital Specialized Investment Fund, Luxembourg

10.65*	Bill of Sale and Assignment in Lieu of Foreclosure between our company and TCF Oil and Gas Corp.
10.66*	Certificate of Seller by our company
10.67*	Covenant Not To Sue dated April 6, 2009 between our company and Trafalgar Capital Specialized Investment Fund, FIS
10.68*	Agreement relating to Alaska Oil and Gas Leases dated May 14, 2009
10.69*	Agreement relating to Alaska Oil and Gas Leases dated May 16, 2009
10.70*	Agreement relating to Alaska Oil and Gas Leases dated May 29, 2009
10.71*	Agreement between our company and Trafalgar Capital Advisory Partners LLP relating to the appointment of Trafalgar Capital Advisory Partners LLP as Introducer/Advisor
14.1	Code of Conduct and Ethics (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
(21)	Subsidiaries
21.1	Fox Petroleum (Alaska) Inc., incorporated in Alaska
21.2	Fox Energy Exploration Limited, incorporated in England and Wales

21.3	Fox Petroleum, Inc., incorporated in Kansas
(31)	Section 302 Certification
31.1*	Section 302 Certification of Richard Moore
(32)	Section 906 Certification
32.1*	Section 906 Certification of Richard Moore
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
99.2	Compensation Committee Charter (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
99.3	Nominating Committee Charter (incorporated by reference to an exhibit to our current report on Form 8- K filed on May 9, 2008)
99.4	Letter from Blackhawk Investments Limited dated November 19, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)
99.5	Letter to Minmet Plc regarding Proposed Offer for the Shares of Minmet Plc. dated December 4, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX PETROLEUM INC.

/s/ Richard Moore
By: Richard Moore
President, Chief Executive Officer, Chairman, and
Director
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)
Date: July 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Moore
By: Richard Moore
President, Chief Executive Officer, Chairman, and
Director
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)
Date: July 15, 2009

/s/ William MacNee
By: William MacNee
Chief Operating Officer and Director
Date: July 15, 2009

/s/ Jeffrey Sternbert
By: Jeffrey Sternberg
Director
Date: July 15, 2009