Form 10-Q
period 2009-05-31
FOX PETROLEUM INC.
filed 2009-07-20
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2009 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____ to _____

Commission File Number: 000-52721

FOX PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files). [   ] Yes    [   ] No

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

ii

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 84,668,245 shares of common stock outstanding as of July 20, 2009

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

(Stated in US Dollars)

(Unaudited)

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
May 31, 2008 and February 28, 2009
(Stated in US Dollars)
(Unaudited)

ASSETS	May 31,	February 28,
	2009	2009
Current
Cash – general	$4,870	$737
– restricted	-	5,468
VAT refund and other receivables	139,894	157,718
	144,764	163,923
Oil and gas interests – Note 4	588,270	608,270

	$733,034	$772,193

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 4 and 5 and 8(c)	$17,272,502	$16,585,108
Due to related parties – Note 6	17,500	34,000
Notes payable – Note 5	4,885,333	4,670,667
	22,175,335	21,289,775
Fees payable in stock and warrants – Notes 5(e), 8(b), (d) and (e)	75,672	67,631

	22,251,007	21,357,406

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4, 5, 6, 7, and 8
Authorized:
90,000,000 common shares, par value $0.001 per share
Issued and outstanding:
84,818,245 common shares (February 28, 2009: 69,818,245)	84,818	69,818
Additional paid-in capital	44,937,395	40,302,395
Subscriptions receivable	26,000,000	26,000,000
Deficit accumulated during the development stage	(40,540,186)	(34,957,426)

	(21,517,973)	(20,585,213)

	$733,034	$772,193

Ability to Continue as a Going Concern – Note 2
Commitments – Notes 4, 5, 6, 7, and 8

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended May 31, 2009 and 2008 and
for the period November 4, 2004 (Date of Inception) to May 31, 2009
(Stated in US Dollars)
(Unaudited)

			November 4,
			2004 (Date of
	Three months ended		Inception) to
	May 31,		May 31
	2009	2008	2009

Expenses:
Accounting and audit fees	$29,679	$33,244	$284,334
Accretion of convertible note discount	-	-	2,575,492
Advertising and public relations	-	120,091	2,000,759
Bank charges and interest	4,306	2,990	24,317
Consulting fees – Note 6	86,657	194,357	721,987
Filing and transfer agent	-	1,125	42,338
Finance fees – Notes 5(e) and 8(b)	4,870,617	653,000	9,307,718
Foreign exchange	243,989	-	170,916
Insurance	-	8,822	72,590
Interest on notes payable	106,997	6,105	759,242
Impairment of oil and gas assets	-	-	9,458,413
Legal fees	10,300	40,073	535,226
Loss on failure to perform obligations under oil and
gas commitments – Note 8(c)	-	-	12,910,000
License fees	25,126	-	25,126
Management fees – Note 6	188,956	76,822	1,040,417
Mineral property acquisition and exploration costs	-	-	17,000
Office and miscellaneous	16,133	46,821	414,415
Travel and entertainment	-	16,837	268,333

Total expenses	(5,582,760)	(1,200,287)	(40,628,623)

Loss for the period before other items	(5,582,760)	(1,200,287)	(40,628,623)

Other items:
Gain on recovery of VAT receivable	-	-	78,451
Interest and other income	-	494	9,986

Loss for the period	$(5,582,760)	$(1,199,793)	$(40,540,186)

Basic and diluted loss per share	$(0.20)	$(0.08)

Weighted average number of shares outstanding	27,763,897	14,968,245

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2009 and 2008 and
for the period November 4, 2004 (Date of Inception) to May 31, 2009
(Stated in US Dollars)
(Unaudited)

			November 4,
			2004 (Date of
	Three months ended		Inception) to
	May 31,		May 31,
	2009	2008	2009
Operating Activities			(Cumulative)
Loss for the period	$(5,582,760)	$(1,199,793)	$(40,540,186)
Donated services and rent	-	-	21,000
Accretion of convertible debt discount	-	-	2,575,492
Fees payable in stock and warrants	2,090	163,650	46,584
Finance fees paid in stock and warrants	4,870,671	653,000	8,506,874
Impairment of oil & gas assets	-	-	9,458,413
Gain on recovery of VAT receivable written-off	-	-	(78,451)
Change in non-cash working capital balances
related to operations:
VAT refund and other receivables	17,824	-	(61,443)
Prepaid expenses	-	5,540	-
Accounts payable and accrued liabilities	687,394	(557,430)	16,894,207

Net cash used in operating activities	(4,835)	(935,033)	(3,177,510)

Investing Activities
Proceeds (investment) in oil and gas interests	20,000	(146,386)	(7,702,687)
Decrease (increase) in restricted cash	5,468	(1,003)	-

Net cash provided by investing activities	25,468	(147,389)	(7,702,687)

Financing Activities
Issuance of common shares	-	-	6,196,900
Advances from related parties	(16,500)	-	17,500
Proceeds from notes payable	-	900,000	4,670,667

Net cash provided by financing activities	(16,500)	900,000	10,885,067

Increase (decrease) in cash and restricted cash
during the period	4,133	(184,422)	4,870

Cash, beginning of period	737	271,601	-

Cash, end of period	$4,870	$89,179	$4,870

Non-cash transactions – Note 9

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to May 31, 2009
(Stated in US Dollars)
(Unaudited )

						Deficit
						Accumulated
				Additional		During the
		*Common Shares		Paid-in	Share	Pre-exploration
		Number	Par Value	Capital	Subscriptions	Stage	Total

Capital stock issued for cash	– at $0.0008333	5,880,000	$5,880	$(980)	$-	$-	$4,900
	– at $0.0083333	3,840,000	3,840	28,160	-	-	32,000
	– at $0.0833333	120,000	120	9,880	-	-	10,000
Donated services and rent		-	-	3,000	-	-	3,000
Loss for the period		-	-	-	-	(18,821)	(18,821)

Balance, February 28, 2005		9,840,000	9,840	40,060	-	(18,821)	31,079
Donated services and rent		-	-	9,000	-	-	9,000
Loss for the year		-	-	-	-	(45,915)	(45,915)

Balance, February 28, 2006		9,840,000	9,840	49,060	-	(64,736)	(5,836)
Capital stock issued for cash	– at $5.00	20,000	20	99,980	-	-	100,000
Donated services and rent		-	-	9,000	-	-	9,000
Loss for the year		-	-	-	-	(54,555)	(54,555)

Balance, February 28, 2007		9,860,000	$9,860	$158,040	-	$(119,291)	$48,609
Capital stock issued for oil and gas interests		4,000,000	4,000	997,702	-	-	1,001,702
Capital stock issued for cash		1,028,245	1,028	6,048,972	-	-	6,050,000
Capital stock issued for oil and gas
interests	– at $12.05	80,000	80	963,920	-	-	964,000
Loss for the year		-	-	-	-	(2,628,203)	(2,628,203)
Balance, February 29, 2008		14,968,245	14,968	8,168,634	-	(2,747,494)	5,436,108

…/cont’d

SEE ACCOMPANYING NOTES

Continued

FOX PETROLEUM INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period November 4, 2004 (Date of Inception) to May 31, 2009
(Stated in US Dollars)
(Unaudited )

						Deficit
						Accumulated
				Additional	Stock	During the
		*Common Shares		Paid-in	Subscriptions	Development
		Number	Par Value	Capital	Receivable	Stage	Total

Balance, February 29, 2008		14,968,245	14,968	8,168,634	-	(2,747,494)	5,436,108
Capital stock issued for finance fee	– at $3.43	150,000	150	514,350	-	-	514,500
Capital stock issued pursuant to convertible
debenture	– at $1.63	200,000	200	326,504	-	-	326,704
	– at $0.39	2,500,000	2,500	962,598	-	-	965,098
Capital stock subscribed – Note 7 (a) (ii)
	– at $0.50	52,000,000	52,000	25,948,000	(26,000,000)		-
Discount of convertible debt payable - Note 5(e)		-	-	512,588	-	-	512,588
Beneficial conversion feature – Note 5(e)		-	-	1,388,320	-	-	1,388,320
Discount of convertible debt payable - Note 5(e)		-	-	771,101	-	-	771,101
Beneficial conversion feature – Note 5(e)		-	-	1,710,300	-	-	1,710,300
Loss for the period		-	-	-	-	(32,209,932)	(32,209,932)

Balance, February 28, 2009		69,818,245	69,818	40,302,395	(26,000,000)	(34,957,426)	(20,585,213)
Capital stock released from escrow pursuant to
default on securities purchase agreements –
Note 5(e)	- at $0.31	15,000,000	15,000	4,635,000	-	-	4,650,000
Loss for the period		-	-	-	-	(5,582,760)	(5,582,760)

Balance, May 31, 2009		84,818,245	$84,818	$44,937,395	$(26,000,000)	$(40,540,186)	$(21,517,973)

* The common stock issued has been retroactively restated to reflect a reverse split of 1 new share for 5 old shares, effective April 21, 2008. The par value of common stock and additional paid-in capital has been retroactively restated to reflect these changes.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying three months to May 31, 2009 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s February 28, 2009 financial statements.

Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ending February 28, 2010.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2009, the Company has a working capital deficiency of $22,030,571, has not yet achieved profitable operations, has accumulated losses of $40,540,186 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page  2

Note 3	New Accounting Standards

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF07-5”). EITF07-5 provides that an entity should use a two step approach to evaluate whether an equity- linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 3

Note 3	New Accounting Standards – (cont’d)

adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the first fiscal year beginning after December 15, 2008. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page  4

Note 3	New Accounting Standards – (cont’d)

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the first fiscal year beginning after December 15, 2008.The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 was effective for the Company as of March 1, 2009. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. We will adopt FSP 141(R)-1 along with SFAS 141(R) in the first quarter of fiscal 2010 and the Company does not expect the adoption will have a material effect on consolidated financial statements of the Company.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact of FSP SFAS 107-1.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 5

Note 3	New Accounting Standards – (cont’d)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is August 31, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is August 31, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

Note 4	Oil and Gas Interests

		May 31, 2009
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,701,871	$23,439	$3,725,310
- exploration costs	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372
Less: Write-down of oil & gas interests	(5,438,576)	(4,019,837)	(9,458,413)
Less: Incidental revenue	(110,689)	-	(110,689)

	$500,000	$88,270	$588,270

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 6

Note 4	Oil and Gas Interests – (cont’d)

	February 28, 2009
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,701,871	$23,439	$3,725,310
- exploration costs	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372
Less: Write-down of oil & gas interests	(5,438,576)	(4,019,837)	(9,458,413)
Less: Incidental revenue	(90,689)	-	(90,689)

	$520,000	$88,270	$608,270

a)	North Slope, Alaska

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
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 7

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

The Company failed to pay the Repayment Amount and by an agreement dated May 14, 2009, the Payers agreed to extend the repayment date until August 14, 2009 in return for the lease assignment documents for the Twelve Leases being executed and delivered into escrow.

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

The Company can provide no assurance that it will be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $2,401,282 were written off on the statement of operations during the year ended February 28, 2009.

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

Note 4	Oil and Gas Interests – (cont’d)

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 8

Note 4		Oil and Gas Interests - (cont'd)

	c)	Anglesey, North Sea, United Kingdom – (cont’d)

The option is effective from completion of the transfer of the assigned interest to the Company and shall continue to be valid and exercisable until 28 days after receipt by the Company of the processed seismic data and final interpretation.

During the year ended February 28, 2009, the Company returned the Licenses to the UK government and consequently all costs incurred of $2,512,856 were written-off on the statement of operations during the year ended February 28, 2009.

	c)	Spears Gas Well, Texas, United States

Pursuant to a subscription agreement dated October 9, 2007, the Company acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for US$500,000.

As at May 31, 2009, the gas well is shut-in awaiting further financing.

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

The Company can provide no assurance that it will be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $1,061,727 were written-off on the statement of operations during the year ended February 28, 2009.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 9

Note 4	Oil and Gas Interests – (cont’d)

e)	Bourbon, North Sea, United Kingdom

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

During the year ended February 28, 2009, the license holders terminated the Farm-out agreement effective February 27, 2009. Consequently, all costs incurred of $1,419,627 were written off on the statement of operations during the year ended February 28, 2009.

f)	Geneseo-Edwards, Kansas, United States

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

During the three-month period ended May 31, 2009, the Company assigned its interest in these oil and gas leases to a creditor in return for a loan rescheduling (Note 5) and entering into an agreement not to sue the Company for defaulting on a loan agreement. The creditor also received 15,000,000 common shares pledged as security from the Company’s treasury against the notes payable.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 10

Note 4	Oil and Gas Interests – (cont’d)

f)	Geneseo-Edwards, Kansas, United States – (cont’d)

Pursuant to the above, costs incurred of $1,975,567 were written-off on the statement of operations and deficit for the year ended February 28, 2009 leaving a net book value of $20,000 recovered during the three-month period ended May 31, 2009 for the sale of certain furniture and equipment held for use on the property.

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

On May 1, 2009 Fox received notification from the UK Department of Energy and Climate Change that this Secretary of State’s offer of this license in the 25th round had been withdrawn due to fact that they consider there to have been a material change in the circumstances relating to Fox having adequate funding arrangements already in place. Consequently, all costs incurred of $87,354 were written-off on the statement of operations and deficit for the year ended February 28, 2009.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 11

Note 5	Notes Payable

		May 31,	February 29,
		2009	2008

Promissory notes (a), (b), (c)		$450,000	$450,000
Loan agreement (d)		450,000	450,000
Convertible notes payable (e)	$3,500,000
Add: liquidating damages due under
registration rights agreement	485,333
Less: financing costs	(75,545)
Add: amortization of financing costs	75,545	3,985,333	3,770,667

		$4,885,333	$4,670,667

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

As at May 31, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

As at May 31, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

As at May 31, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 12

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

As at May 31, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 13

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

The resulting discount of $839,292 was being accreted over the term of the debenture. The assumptions used in the Black-Scholes calculation are as follows: expected life – 5 years; volatility – 78.26%; Dividend rate – 0%; and risk free interest rate is 0.95%.

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

The Company determined the allocation of the net proceeds of the Amended Debentures based on the relative fair value of the convertible debenture, the share purchase warrants and the common shares. The fair value of the warrants of $1,578,000 and the common shares of $1,975,000 were determined using the Black- Scholes valuation model and the quoted market price of the shares on the date of issuance, respectively. The resulting discount of $1,736,200 was being accreted over the term of the debentures. The assumptions used in the Black-Scholes calculation are as follows: expected life – 5 years; volatility – 78.26%; Dividend rate – 0%; and risk free interest rate is 3.52%.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 14

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

The Debentures are secured by all of the assets and property of the Company and its subsidiaries pursuant to a Security Agreement. The debentures were further secured by a Pledge and Escrow Agreement pursuant to which 15,000,000 common shares of the Company to be held in escrow on behalf of the investor.

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
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 15

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
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 16

Note 5	Notes Payable – (cont’d)

e)	– (cont’d)

(ii) New Debenture - $1,000,000 (cont’d)

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”. At May 31, 2009, an amount of $485,333 (February 28, 2009 - $270,667) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

Included in accounts payable and accrued liabilities at May 31, 2009 is $509,460 (February 28, 2009 - $429,167) for accrued interest and redemption premiums on these notes payable.

During the three-month period ended May 31, 2009 and the year ended February 28, 2009, the Company failed to make any of the required redemption payments on the New Debenture. This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.

As at May 31, 2009, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

As consideration for entering into negotiations to effect a loan rescheduling and the holder entering into an agreement not to sue, the Company assigned its interest in certain oil and gas leases to the holder (Note 4(f)). The holder also received the 15,000,000 common shares pledged as security against for debentures valued at $4,650,000, based on the quoted market price of the Company’s common shares on the date they were released from escrow.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page  17

Note 5	Notes Payable – (cont’d)

e)	– (cont’d)

	Face		Deferred		Carrying
	Amount	Discount	Financing Costs		Value
Balance, March 1, 2008	$-	$-	$-	$
					-
Issuance of Original
Debenture, June 24, 2008	2,500,000	(839,292)	(252,500)		1,408,208

Commissions paid – cash	-	-	(150,000)		(150,000)
Finder’s fees – warrants	-	-	(7,592)		(7,592)
Event of default, October 24,	-
2008
Beneficial conversion feature	-	-	(1,388,320)		(1,388,320)
Accretion of debt discount	-	839,292	1,798,412		2,637,704
Extinguishment of Original
debenture, October 31, 2008	(2,500,000)	-	-		(2,500,000)
Issuance of Amended	3,500,000	(1,736,200)	(53,500)		1,710,300
Debentures
Beneficial conversion feature	-	-	(1,710,300)		(1,710,300)
Commissions paid – cash	-	-	(60,000)		(60,000)
Finder’s fee – warrants	-	-	(15,545)		(15,545)
Event of default, January 31,
2009
Accretion of debt discount	-	1,736,200	1,839,345		3,575,545
Liquidating damages	270,667	-	-		270,667
Balance, February 28, 2009	3,770,667	-	-		3,770,667
Liquidating damages	214,666				214,666
Balance, May 31, 2009	$3,985,333	$-	$-		$3,985,333

Note 6	Related Party Transactions – Note 8

The officers of the Company provide consulting and management services to the Company as follows:

			November 4,
			2004 (Date of
	Three months ended		Inception) to
	May 31,		May 31,
	2009	2008	2009

Consulting fees	$-	$27,925	$394,859
Management fees	144,856	76,822	996,316
Office and miscellaneous	-	-	7,000

	$144,856	$104,747	$1,398,175

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page  18

Note 6	Related Party Transactions – Note 8 – (cont’d)

Included in accounts payable and accrued liabilities at May 31, 2009 is $765,988 (February 28, 2009: $504,293) owed to directors of the Company for expenses incurred on behalf of the Company and for unpaid management and consulting fees.

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

Effective January 11, 2007 the Company completed a forward stock split of the authorized, issued and outstanding shares of common stock on a six new for one old basis. Authorized capital increased from 75,000,000 common shares to 450,000,000 common shares. Effective April 21, 2008 the Company completed a reverse stock split of authorized, issued and outstanding shares of common stock on a one new for five old basis. Authorized capital decreased from 450,000,000 to 90,000,000. In January 2009, the Company obtained shareholder approval to amend its authorized share capital from 90,000,000 common shares, par value $0.001 to 500,000,000 common shares, par value $0.001. These financial statements have been retroactively restated to reflect reverse stock split, however the increase in authorized share capital will not become effective until not less than 20 days after the information statement regarding the increase is first mailed to stockholders and until the appropriate filing is made with the Nevada Secretary of State. Subsequent to May 31, 2009, these required filings had not been made but it is management’s intention to do so.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page  19

Note 7	Capital Stock – Notes 4, 5, 6, and 8

a)	Share Issuance Agreements: - (cont’d)

Shares issued under the agreement were as follows:

	Number of	Issue	Total
Issue Date	Units	Price	Proceeds

May 17, 2007	377,358	$5.30	$2,000,000
August 1, 2007	31,056	$8.05	250,000
September 18, 2007	44,199	$9.05	400,000
September 18, 2007	52,133	$10.55	550,000
September 27, 2007	28,708	$10.45	300,000
October 26, 2007	16,381	$12.21	200,000
October 26, 2007	21,097	$11.85	250,000
October 26, 2007	35,897	$9.75	350,000
November 28, 2007	47,337	$8.45	400,000
January 16, 2008	43,478	$3.45	150,000
January 24, 2008	96,154	$5.20	500,000
January 30, 2008	48,387	$3.10	150,000
February 11, 2008	89,286	$2.80	250,000
February 26, 2008	96,774	$3.10	300,000

	1,028,245		$6,050,000

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page  20

Note 7	Capital Stock – Notes 4, 5, 6, and 8

a)	Share Issuance Agreement: – (cont’d)

i)	– cont’d

As at May 31, 2009, there are 3,048,246 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

Number of	Exercise
Warrants	Price	Expiry Date

20,000	$6.25	February 23, 2010
377,358	$6.65	May 17, 2010
31,056	$10.05	August 1, 2010
44,199	$11.30	September 10, 2010
52,133	$13.20	September 10, 2010
28,708	$13.05	October 1, 2010
16,381	$15.25	October 26, 2010
21,097	$14.80	October 26, 2010
35,897	$12.20	October 26, 2010
47,337	$10.55	November 28, 2010
43,478	$4.30	January 16, 2011
96,154	$6.50	January 24, 2011
48,387	$3.90	January 30, 2011
89,286	$3.50	February 11, 2011
96,775	$3.90	February 26, 2011
2,000,000	$0.001	October 31, 2013

3,048,246

ii)

On November 5, 2008, the Company entered into a subscription agreement with Carbon Energy Investments Limited (“Carbon Energy”) for the sale of 80,000,000 shares of common stock at a price of $0.50 per share for the aggregate price of $40,000,000. Carbon Energy agreed to pay for the shares as follows:

-	$15,000,000 on or before November 30, 2008 (later amended to December 12, 2008);
-	$15,000,000 on or before January 31, 2009; and
-	$10,000,000 on or before March 31, 2009.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page  21

Note 7	Capital Stock – Notes 4, 5, 6, and 8 – (cont’d)

a)	Share Issuance Agreement: – (cont’d)

	ii)	– cont’d

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

The Company never received payment for the shares issued to Carbon and Carbon never completed on the sale of Alaska Oil & Gas. As a result, the shares that were previously subscribed were cancelled along with the agreements to purchase Alaska Oil & Gas. Consequently, shares have been excluded from the calculation of loss per share. The Company is currently reviewing its legal position and any associated remedies relating to the above.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page  22

Note 7	Capital Stock – Notes 4, 5, 6, and 8 – (cont’d)

b)	Share Purchase Warrants

The summary of the changes in the Company’s share purchase warrants for the periods ended May 31, 2009 and February 28, 2009 is presented below:

	May 31, 2009		February 28, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of the
period	1,048,246	$7.34	1,048,246	$7.34
Issued	2,000,000	$0.001	2,000,000	$0.001

Balance, end of period	3,048,246	$2.53	3,048,246	$2.53

The remaining average life of the warrants at May 31, 2009 is 2.53 years (February 28, 2009: 3.61 years).

A finder's fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 5(e)) pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants was determined using the Black-Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0% . At May 31, 2009 these warrants had not yet been issued and are included in fees payable in stock and warrants.

A finder's fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 5(e) pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants was determined using the Black-Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 192.6%; Dividend rate – 0%; and risk free interest rate is 1.0% . At May 31, 2009 these warrants had not yet been issued and are included in fees payable in stock and warrants.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page  23

Note 8	Commitments – Notes 4, 5, 7 and 10

a)

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

b)

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

At May 31, 2009 the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $10,434, which was included in fees payable in stock and warrants at May 31, 2009. The fair value of these warrants was determined to be $7,344 at February 28, 2009 and, consequently an amount of $3,090 has been charged to consulting fees for the three months ended May 31, 2009. These warrants are exercisable at $2.77 and will expire three years from the date of issuance. The fair value of these warrants was determined using the Black Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.

c)

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009
(Stated in US Dollars)
(Unaudited) – Page 24

Note 8	Commitments – Notes 4, 5, 7 and 10 – (cont’d)

c)	- (cont’d)

This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at May 31, 2009 as it is likely that will be incurred. A total of $12,910,000 was recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations during the year ended February 28, 2009.

d)

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At November 30, 2008, the Company had not yet issued the shares due. The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at May 31, 2009.

e)

During the three months ended May 31, 2009, the Company recorded a recovery of $1,000 (2008: $Nil) for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated November 17, 2007 as compensation to the members of the BOA. An amount of $14,000 is included in fees payable in stock and warrants at May 31, 2009 for these shares.

f)

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

During the three-month periods ended May 31, 2009 and 2008 no amounts were paid for income taxes.

During the three-month periods ended May 31, 2009 and 2008 no amounts were paid for interest on notes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward Looking Statements

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

  the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and

  other factors discussed under “Item 1A. Risk Factors” commencing on page 8 of this quarterly report.

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

Our Business

We are a development stage company engaged in the identification, acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We have oil and gas leases in Alaska, interests in a UK onshore license, and joint venture interests in a gas well in Texas.

Anticipated Cash Requirements

We estimate our minimum operating expenses and working capital requirements for the next 12 month period to be as follows:

Estimated Operating Expenses For the Next 12 Month Period
Exploration Costs	$250,000
Employee and Consultant Compensation	324,000
Professional Fees	150,000
General and Administrative Expenses	300,000
Current Liabilities due in the next 12 months	22,175,335
Total	$23,199,335

Exploration Costs

We estimate that our Alaska lease rental fees for the next 12 months to be $250,000. In addition, we could incur additional exploration costs depending on the level of the financing that we obtain.

Employee and Consultant Compensation

We estimate that our employee and consultant compensation expenses for the next 12 month period ending May 31, 2010 will be approximately $324,000.

Professional Fees

We estimate our legal and accounting expenses for the next 12 month period to be approximately $150,000.

General and Administrative Expenses

We anticipate spending approximately $300,000 on general and administrative costs in the next 12 month period. These costs primarily consist of expenses such as lease payments, office supplies and office equipment, and travel expenses.

Current Liabilities

As of May 31, 2009, we had the current liabilities of $22,175,335 which are due in the next 12 months.

Results of Operation

Revenues

From our inception on November 4, 2004 to May 31, 2009, we had no operating revenues.

Expenses

The major components of our expenses for the three month periods ended May 31, 2009 and 2008 are outlined in the table below:

	Three Month	Three Month
	Period Ended	Period Ended
	May 31,	May 31,
Expenses:	2009	2008
Accounting and audit fees	$29,679	$33,244
Advertising and public relations	-	120,091
Bank charges	4,306	2,990
Consulting fees	86,657	194,357
Filing and transfer agent	-	1,125
Finance fees	4,870,617	653,000
Foreign exchange	243,989	-
Insurance	-	8,822
Interest on notes payable	106,997	6,105
Legal fees	10,300	40,073
License fees	25,126	-
Management fees	188,956	76,822
Office and miscellaneous	16,133	46,821
Travel and entertainment	-	16,837

Advertising and public relations expenses

The decrease in advertising and public relations expenses for the three-month period ended May 31, 2009 as compared to the three-month period ended May 31, 2008 was primarily due to less printing and distribution of our brochures and newsletter.

Consulting fees

The decrease in the consulting fees for the three-month period ended May 31, 2009 as compared to the three-month period ended May 31, 2008 was primarily due to an accrual in the period ended May 31, 2008 pursuant to board of advisors termination agreements whereby we agreed to issue stock for services rendered.

Finance Fees

The increase in financing fees for the three-month period ended May 31, 2009 as compared to the three-month period ended May 31, 2008 was primarily due to the 15,000,000 shares of our common stock issued as consideration by our company for entering into negotiations to effect a loan rescheduling and the holder entering into an agreement not to sue. The 15,000,000 shares of our common stock received by the holder were pledged as security against for the debentures and were valued at $4,650,000, based on the quoted market price of the shares of our common stock on the date they were released from escrow.

Interest on Notes Payable

The increase in interest on notes payable for the three-month period ended May 31, 2009 as compared to the three-month period ended May 31, 2008 was primarily due to the issuance of convertible debentures in June 2008 and October 2008.

Management fees

The increase in the management fees for the three-month period ended May 31, 2009 as compared to the three-month period ended May 31, 2008 was primarily due to greater staffing level during the three-month period ended May 31, 2009.

Liquidity and Capital Resources

Working Capital
	At May 31,	At February 28,
	2009	2009
Current Assets	$144,764	$163,923
Current Liabilities	$22,175,335	$21,289,775
Working Capital (Deficit)	$(22,030,571)	$(21,125,852)

As of May 31, 2009, we held a cash balance of $4,870 and a working capital deficit of $22,030,571, compared to a cash balance of $6,205 and a working capital deficit of $21,125,852 as of February 28, 2009. We have suffered recurring losses from inception.

Financing from Trafalgar Capital Specialized Investment Fund, Luxembourg

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

As a result, in April 30, 2009, we and Trafalgar entered into amendment to the securities purchase agreement, secured debenture, registration rights agreement and security agreement, whereby Trafalgar agreed to extend the maturity date of a secured debenture in the principal amount of $1,250,000 until October 31, 2009 from April 30, 2009. In consideration for Trafalgar’s agreeing to extend the maturity date of that secured debenture, we released 15,000,000 shares of our common stock from escrow to Trafalgar as payment of an extension fee. These shares were originally intended to serve as additional pledged property under the security agreement that we entered into with Trafalgar in connection with the sale of the debentures to Trafalgar and in fact were described by Trafalgar as being made available for a CEF type arrangement to repay creditors. This was later not consented to by Trafalgar.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer.

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

Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

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

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending February 28, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except for claims, if any, arising out of our letter of commitment with Senergy Limited (as disclosed in our annual report on Form 10-K filed on July 15, 2009) and trade creditor related debt for our operations in Kansas (as disclosed in our annual report on Form 10-K filed on July 15, 2009), we know of no material, existing or pending legal proceedings to which we are a party or of which any of our property is the subject.

There are no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, or any associate of such director, officer, affiliate, or stockholder, is a party adverse to us or has a material interest adverse to us.

Item 1A. Risk Factors.

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

As of May 31, 2009, we had cash of $4,870 and had a working capital deficit of $22,030,571. We do not have any credit available to us nor have we identified other sources of capital and it is unlikely, given our current financial condition and the ongoing global financial crisis, that we will secure any additional credit or capital. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. If we discontinue our operations, our stockholders will lose the entire amount of their investments in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We incurred net losses of $5,582,760 and $1,1,199,793 for the three month period ended May 31, 2009 and the three month period ended May 31, 2008, respectively. At May 31, 2009, we had accumulated a deficit of $40,540,186 and had a working capital deficit of $22,030,571.

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

Our management evaluated our disclosure controls and procedures as of May 31, 2009 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management concluded that as of February 28, 2009, our internal control over financial reporting was not effective. If such ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financing from Trafalgar Capital Specialized Investment Fund, Luxembourg.

Item 3. Defaults upon Senior Securities.

Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective April 21, 2009, the holders of a majority of the outstanding shares of our common stock appointed Jeffrey Sternberg to our board of directors.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
(3)	(i) Articles of Incorporation and (ii) By-laws
3.1	Articles of Incorporation (attached asan exhibit to our registration statement on Form SB-2 filed on August 19, 2005)
3.2	Certificate of change filed with the Secretary of State of Nevada on January 2, 2007 and which is effective on January 11, 2007 (incorporated by reference to an exhibit to our current report on Form 8- K filed on January 12, 2007)
3.3	Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 7, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on April 4, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 21, 2008)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to our current report on Form 8- K filed on April 30, 2008)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement dated February 23, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 1, 2007)
10.2	Lease Purchase and Sale Agreement dated May 29, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 31, 2007)
10.3	Share Issuance Agreement dated May 17, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 1, 2007)

Exhibit No.	Description
10.4	Farm-In Agreement dated June 8, 2007 (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.5	Employment Agreement dated June 11, 2007 (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.6	Escrow Agreement dated June 8, 2007 (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.7	Consulting Agreement dated June 12, 2007 (incorporated by reference to an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.8	Consulting Agreement dated June 12, 2007 (incorporated by reference to an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.9	Subscription Agreement between Trius Energy, LLC and our company (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 19, 2007)
10.10	Amendment to Employment Agreement dated October 19, 2007 (incorporated by reference to an exhibit to our quarterly report on Form 10-QSB filed on October 22, 2007)
10.11	Amendment to Consulting Agreement dated October 19, 2007 (incorporated by reference to an exhibit to our quarterly report on Form 10-QSB filed on October 22, 2007)
10.12

Farm-Out Agreement dated November 8, 2007 between Valiant North Sea Limited, Petrofac Energy Developments Limited and Fox Energy Exploration Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 23, 2007)

10.13	Purchase Agreement (North Slope Leases) dated October 10, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 28, 2007)
10.14	Amendment Agreement No. 1 to Purchase Agreement (North Slope Leases) dated November 2, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 28, 2007)
10.15	Purchase Agreement (Cook Inlet) dated October 10, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 28, 2007)
10.16	Finder Agreement with Partners Consulting, Inc. dated February 15, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 21, 2008)
10.17	Promissory Note dated April 1, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
10.18	Letter of Commitment with Senergy Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
10.19	Promissory Note dated May 1, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 21, 2008)
10.20	Bonus Agreement dated May 22, 2008 between Richard Moore and our company (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 28, 2008)

Exhibit No.	Description
10.21

Agreement of Intention to Sell/Purchase the Geneseo-Edwards Program between Hodgden & Associates and our company (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 29, 2008)

10.22	Promissory Note dated May 23, 2008 to EuroEnergy Growth Capital S.A. (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 6, 2008)
10.23	Board of Advisors Agreement dated July 19, 2007 with Aimwell Energy Limited (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.24	Board of Advisors Agreement dated July 19, 2007 with Black Gold Consulting Inc. (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.25	Board of Advisors Agreement dated August 2007 with John Spence (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.26	Board of Advisors Agreement dated August 2007 with Jonathan Wood (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.27	Board of Advisors Termination Agreement dated June 10, 2008 with Aimwell Energy Limited (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.28	Board of Advisors Termination Agreement dated June 10, 2008 with Black Gold Consulting Inc.(incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.29	Board of Advisors Termination Agreement dated June 10, 2008 with John Spence (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.30	Board of Advisors Termination Agreement dated June 10, 2008 with Jonathan Wood (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.31	Agreement dated January 24, 2008 with Aimwell Energy limited (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
10.32	Loan Agreement with EuroEnergy Growth Capital S.A. (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2008)
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
10.43

Investor Relations Consulting Service Agreement dated September 1, 2008 between our company and Benaterra Communications Inc. (incorporated by reference to an exhibit to our current report on Form 8- K filed on September 12, 2008)

10.44

Investor Relations Consulting Service Agreement dated June 1, 2007 between our company and Senergy Communications Inc. (incorporated by reference to an exhibit to our current report on Form 8-K filed on September 12, 2008)

10.45

Transaction Proposal and Exclusivity Agreement dated September 26, 2008 between Ballyliffin Capital Corp., Fox Energy Exploration Limited, and Fox Petroleum Inc. (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 1, 2008)

10.46

Letter Agreement dated September 25, 2008 between Fox Energy Exploration Limited and Pollard Financial Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 1, 2008)

10.47

Amendment to June 24, 2008 Financing Documents between Fox Petroleum Inc. and Trafalgar Capital Specialized Investment Fund, Luxembourg (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)

10.48	Amended Debenture No. 1 - $1.25 million principal amount (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.49	Amended Debenture No. 2 - $1.25 million principal amount (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.50	New Debenture - $1 million principal amount (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.51	Replacement Warrant (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)

Exhibit No.	Description
10.52	Amended Security Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.53	Pledge and Escrow Agreement (incorporated by reference to an exhibit to our current report on Form 8- K filed on November 21, 2008)
10.54	Side Letter Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.55	Irrevocable Transfer Agent Instructions (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 21, 2008)
10.56	Subscription Agreement with Carbon Energy Investments Limited dated November 5, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 7, 2009)
10.57	Agreement for the Purchase of Shares in Alaska Oil & Gas Resources Limited dated November 5, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 7, 2009)
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

10.62	Oil and Gas Lease Agreement dated October 14, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)
10.63	Oil and Gas Lease Agreement dated October 14, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)
10.64	Amendment to Securities Purchase Agreement, Secured Debenture, Registration Rights Agreement and Security Agreement dated April 2009 between our company and Trafalgar Capital Specialized
Investment Fund, Luxembourg (incorporated by reference to an exhibit to our annual report on Form 10- K filed on July 15, 2009)
10.65	Bill of Sale and Assignment in Lieu of Foreclosure between our company and TCF Oil and Gas Corp. (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009)
10.66	Certificate of Seller by our company (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009)
10.67

Covenant Not To Sue dated April 6, 2009 between our company and Trafalgar Capital Specialized Investment Fund, FIS (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009)

Exhibit No.	Description
10.68	Agreement relating to Alaska Oil and Gas Leases dated May 14, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009)
10.69	Agreement relating to Alaska Oil and Gas Leases dated May 16, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009)
10.70	Agreement relating to Alaska Oil and Gas Leases dated May 29, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009)
10.71

Agreement between our company and Trafalgar Capital Advisory Partners LLP relating to the appointment of Trafalgar Capital Advisory Partners LLP as Introducer/Advisor (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009)

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
99.5

Letter to Minmet Plc regarding Proposed Offer for the Shares of Minmet Plc. dated December 4, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX PETROLEUM INC.

By:

/s/ Richard Moore
Richard Moore
President, Chief Executive Officer, Chairman, and Director
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

Date: July 20, 2009