Form 10-Q
period 2009-08-31
FOX PETROLEUM INC.
filed 2009-10-20
CIK 1326252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2009

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                       Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 84,668,245 shares of common stock outstanding as of October 19, 2009

- ii -

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risks	33
Item 4T. Controls and Procedures	33
PART II – OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	47
Item 3. Defaults upon Senior Securities.	48
Item 4. Submission of Matters to a Vote of Security Holders.	48
Item 5. Other Information	49
Item 6. Exhibits.	49
SIGNATURES	56

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Stated in US Dollars)

(Unaudited)

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

August 31, 2008 and February 28, 2009

(Stated in US Dollars)

(Unaudited)

ASSETS		August 31,	February 28,
		2009	2009
Current
Cash – general		$ 8,124	$ 737
– restricted		-	5,468
VAT refund and other receivables		-	157,718

		8,124	163,923

Oil and gas interests – Note 4		588,270	608,270

		$ 596,394	$ 772,193

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 4 and 5 and 8(c)		$ 17,398,835	$ 16,585,108
Due to related parties – Note 6		2,000	34,000
Notes payable – Note 5		5,100,000	4,670,667

		22,500,835	21,289,775

Fees payable in stock and warrants – Notes 5(e), 8(b), (d) and (e)		53,906	67,631

		22,554,741	21,357,406

CAPITAL DEFICIT

Capital stock – Notes 4, 5, 6, 7, and 8
Authorized:
90,000,000	common shares, par value $0.001 per share
Issued and outstanding:
84,818,245	common shares (February 28, 2009: 69,818,245)	84,818	69,818
Additional paid-in capital		44,937,395	40,302,395
Subscriptions receivable		(26,000,000)	(26,000,000)
Deficit accumulated during the development stage		(40,980,560)	(34,957,426)

		(21,958,347)	(20,585,213)

		$ 596,394	$ 772,193

Ability to Continue as a Going Concern – Note 2

Commitments – Notes 4, 5, 6, 7, and 8

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended August 31, 2009 and 2008 and for the period November 4, 2004 (Date of Inception) to August 31, 2009

(Stated in US Dollars)

(Unaudited)

	Three months ended August 31,		Six months ended August 31,		November 4, 2004 (Date of Inception) to August 31,
	2009	2008	2009	2008	2009
					(Cumulative)

Expenses
Accounting and audit fees	$ 27,547	$ 71,065	$ 57,226	$ 104,309	$ 311,881
Accretion of convertible note	-	98,099	-	98,099	2,575,492
Advertising and public relations	286	86,150	286	206,241	2,001,045
Bank charges	5,534	4,012	9,840	7,002	29,852
Consulting fees – Notes 6 and 8 b) and e)	24,917	431,381	111,574	625,738	746,904
Filing and transfer agent	7,352	16,512	7,352	17,637	49,690
Finance fees – Notes 5 and 8 (c)	198,013	76,240	5,068,630	729,240	9,505,731
Foreign exchange loss	21,150	-	265,138	-	192,065
Insurance	-	36,295	-	45,117	72,590
Interest on notes payable	84,651	97,423	191,648	103,528	843,893
Impairment of oil and gas assets	-	-	-	-	9,458,413
Legal fees	16,417	69,564	26,717	109,637	551,643
Loss on failure to perform
obligations under oil and gas
commitments – Note 8(c)	-	-	-	-	12,910,000
License fees	42,202	-	67,328	-	67,328
Management fees – Note 6	127,377	151,431	316,333	228,253	1,167,794
Mineral property acquisition and
exploration costs	-	-	-	-	17,000
Office and miscellaneous	10,071	118,248	26,205	165,069	424,486
Travel and entertainment	-	31,477	-	48,314	268,333

Loss for the period before other item	(565,517)	(1,287,897)	(6,148,277)	(2,488,184)	(41,194,140)

Other items:
Gain on recovery of VAT receivable	-	-	-	-	78,451
Gain on recovery of payables	125,143	-	125,143	-	125,143
Interest and other income	-	-	-	494	9,986

Net loss for the period	$ (440,374)	$ (1,287,897)	$ (6,023,134)	$ (2,487,690)	$ (40,980,560)

Basic and diluted loss per share	$ (0.01)	$ (0.08)	$ (0.26)	$ (0.16)

Weighted average number of shares outstanding	32,818,245	15,237,267	22,791,071	15,102,756

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended August 31, 2009 and 2008 and

for the period November 4, 2004 (Date of Inception) to August 31, 2009

(Stated in US Dollars)

(Unaudited)

			November 4,
			2004 (Date of
	Six months ended		Inception) to
	August 31,		August 31,
	2009	2008	2009
			(Cumulative)

Operating Activities
Net loss for the period	$(6,023,134)	$(2,487,690)	$(40,980,560)
Donated services and rent	-	-	21,000
Amortization of deferred financing costs	-	76,240	-
Accretion of convertible debt discount	-	98,099	2,575,492
Fees payable in stock and warrants	(3,022)	163,650	41,472
Finance fee paid in stock and warrants	4,639,297	653,000	8,275,554
Gain on settlement of amounts payable	(125,143)	-	(125,143)
Impairment of oil and gas assets	-	-	9,458,413
Gain of VAT receivable written off	-	-	(78,451)
Change in non-cash working capital balances related operations:
VAT refund and other receivables	157,718	(41,570)	78,451
Prepaid expenses	-	(20,725)	-
Accounts payable and accrued liabilities	1,368,203	(254,903)	17,845,683

Net cash used in operating activities	13,919	(1,813,899)	(2,888,089)

Investing Activities
Proceeds (investment) in oil and gas interests	20,000	(1,405,096)	(7,702,687)
Decrease (increase) in restricted cash	5,468	(1,003)	-

Net cash provided by (used in) investing activities	25,468	(1,406,099)	(7,702,687)

Financing Activities
Issuance of common shares	-	-	6,196,900
Share subscriptions	-	-	-
(Repayment of) advance from related parties	(32,000)	(29,975)	2,000
Deferred financing costs	-	(402,500)	-
Proceeds from notes payable	-	3,400,000	4,400,000

Net cash provided by financing activities	(32,000)	2,967,525	10,598,900

Increase (decrease) in cash during the period	7,387	(252,473)	8,124

Cash, beginning of period	737	271,601	-

Cash, end of period	$8,124	$19,128	$8,124

Supplemental Cash Flow Information – Note 9

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the period November 4, 2004 (Date of Inception) to August 31, 2009

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	*Common Shares		Paid-in	Share	Development
	Number	Par Value	Capital	Subscriptions	Stage	Total

Capital stock issued for cash – at $0.0008333	5,880,000	$5,880	$(980)	$-	$-	$4,900
– at $0.0083333	3,840,000	3,840	28,160	-	-	32,000
– at $0.0833333	120,000	120	9,880	-	-	10,000
Donated services and rent	-	-	3,000	-	-	3,000
Loss for the period	-	-	-	-	(18,821)	(18,821)

Balance, February 28, 2005	9,840,000	9,840	40,060	-	(18,821)	31,079
Donated services and rent	-	-	9,000	-	-	9,000
Loss for the year	-	-	-	-	(45,915)	(45,915)

Balance, February 28, 2006	9,840,000	9,840	49,060	-	(64,736)	(5,836)
Capital stock issued for cash – at $5.00	20,000	20	99,980	-	-	100,000
Donated services and rent	-	-	9,000	-	-	9,000
Loss for the year	-	-	-	-	(54,555)	(54,555)

Balance, February 28, 2007	9,860,000	$9,860	$158,040	-	$(119,291)	$48,609
Capital stock issued for oil and gas interests	4,000,000	4,000	997,702	-	-	1,001,702
Capital stock issued for cash	1,028,245	1,028	6,048,972	-	-	6,050,000
Capital stock issued for oil and gas interests – at $12.05	80,000	80	963,920	-	-	964,000
Loss for the year	-	-	-	-	(2,628,203)	(2,628,203)
Balance, February 29, 2008	14,968,245	14,968	8,168,634	-	(2,747,494)	5,436,108

.../cont’d

Continued

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the period November 4, 2004 (Date of Inception) to August 31, 2009

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional	Stock	During the
	*Common Shares		Paid-in	Subscriptions	Development
	Number	Par Value	Capital	Receivable	Stage	Total

Balance, February 29, 2008	14,968,245	14,968	8,168,634	-	(2,747,494)	5,436,108
Capital stock issued for finance fee – at $3.43	150,000	150	514,350	-	-	514,500
Capital stock issued pursuant to convertible debenture – at $1.63	200,000	200	326,504	-	-	326,704
– at $0.39	2,500,000	2,500	962,598	-	-	965,098
Capital stock subscribed – Note 7 (a) (ii) – at $0.50	52,000,000	52,000	25,948,000	(26,000,000)		-
Discount of convertible debt payable - Note 5(e)	-	-	512,588	-	-	512,588
Beneficial conversion feature – Note 5(e)	-	-	1,388,320	-	-	1,388,320
Discount of convertible debt payable - Note 5(e)	-	-	771,101	-	-	771,101
Beneficial conversion feature – Note 5(e)	-	-	1,710,300	-	-	1,710,300
Loss for the period	-	-	-	-	(32,209,932)	(32,209,932)

Balance, February 28, 2009	69,818,245	69,818	40,302,395	(26,000,000)	(34,957,426)	(20,585,213)
Capital stock released from escrow pursuant to default on securities purchase agreements – Note 5(e) - at $0.31	15,000,000	15,000	4,635,000	-	-	4,650,000
Loss for the period	-	-	-	-	(6,023,134)	(6,023,134)

Balance, August 31, 2009	84,818,245	$84818	$44,937,395	$(26,000,000)	$(40,980,560)	$(21,958,347)

*

The common stock issued has been retroactively restated to reflect a reverse split of 1 new share for 5 old shares, effective April 21, 2008.  The par value of common stock and additional paid-in capital has been retroactively restated to reflect these changes.

FOX PETROLEUM INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying six months to August 31, 2009 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s February 28, 2009 financial statements.

Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ending February 28, 2010.

Note 2	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada on November 4, 2004 and is in the development stage. The Company has oil and gas interests in the North Sea and Texas and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements and to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2009, the Company has a working capital deficiency of $22,492,791, has not yet achieved profitable operations, has accumulated losses of $40,980,560 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 3	New Accounting Standards

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The FSP APB 14-1 is effective for the Company’s fiscal year beginning March 1, 2009 and has been applied retrospectively to all periods presented.

The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

Note 3	New Accounting Standards – (cont’d)

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for the first fiscal year beginning after December 15, 2008.

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

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. As a result, the FSP was effective for the Company as of June 1, 2009. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

Note 3	New Accounting Standards – (cont’d)

Note 3	New Accounting

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. As a result, the FSP was effective for the Company as of June 1, 2009. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009. As a result, the FSP was effective for the Company as of June 1, 2009. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued FSP No. FAS 167, Amendments to FASB Interpretation No. 46(R). The FSP significantly changes the consolidation model for variable interest entities. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new accounting statement is effective March 1, 2011 and will be applied retrospectively. As a result, the Company is evaluating the impact on the consolidated financial statements.

In June 2009, the FASB issued FAS No. 168 The FASB Accounting Standards Codification, which establishes the FASB’s Accounting Standards Codification as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants. As a result, FAS 168 replaces FAS 162 and provides guidance that all codification standards will carry the same level of authority. The Company is currently evaluating the impact of this FSP, but would not expect it to have a material impact on the Company’s consolidated financial statements.

Note 4            Oil and Gas Interests

	August 31, 2009
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

On January 30, 2009, the Company entered into an agreement with the original lease vendors (the “Payers”) regarding twelve of the North Slope oil and gas leases (the “Twelve Leases”). Under the terms of the Agreement, the Payers agreed to use their best efforts to make, on the Company's behalf, annual rental payments for the Twelve Leases totaling up to $64,980 on or before the February 1, 2009 due date.

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

The Company could provide no assurance that it would be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $2,401,282 were written off on the statement of operations during the year ended February 28, 2009. During the six months ended August 31, 2009, the Company failed to repay the Payers by the due date and assignment of the related leases to the Payers was triggered. Consequently, the fees were no longer payable and outstanding lease fees and accrued interest of $98,400 were recorded as a gain on recovery of payables.

Note 4            Oil and Gas Interests – (cont’d)

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

As at August 31, 2009, the gas well is shut-in awaiting further financing.

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

Note 4            Oil and Gas Interests – (cont’d)

d)	Cook Inlet, Alaska, United States – (cont’d)

The Company could provide no assurance that it would be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $1,061,727 were written-off on the statement of operations during the year ended February 28, 2009. During the six months ended August 31, 2009, the Company failed to repay the Payers by the due date and the assignment of the related leases to the Payers was triggered. Consequently, outstanding lease fees and accrued interest of $26,743 were recorded as a gain on write off of amounts payable.

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

During the year ended February 28, 2009, two trade creditors issued mechanical liens against the oil and gas leases and its facilities for non-payment of outstanding invoices totaling $528,079.

During the six month period ended August 31, 2009, the Company assigned its interest in these oil and gas leases to a creditor in return for a loan rescheduling (Note 5) and entering into an agreement not to sue the Company for defaulting on a loan agreement. The creditor also received 15,000,000 common shares pledged as security from the Company’s treasury against the notes payable.

Pursuant to the above, costs incurred of $1,975,567 were written-off on the statement of operations and deficit for the year ended February 28, 2009 leaving a net book value of $20,000 recovered during the six month period ended August 31, 2009 for the sale of certain furniture and equipment held for use on the property.

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

Note 4	Oil and Gas Interests – (cont’d)
h)	25th Round License Blocks 13/17 & 210/20e, United Kingdom – (cont’d)

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

Note 5	Notes Payable

		August 31,	February 29,
		2009	2008

Promissory notes (a), (b), (c)		$450,000	$450,000
Loan agreement (d)		450,000	450,000
Convertible notes payable (e)	$3,500,000
Add: liquidating damages due under registration rights agreement	700,000
Less: financing costs	(75,545)
Add: amortization of financing costs	75,545	4,200,000	3,770,667

		$5,100,000	$4,670,667

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

As at August 31, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Note 5            Notes Payable – (cont’d)

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

As at August 31, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

As at August 31, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

As at August 31, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

Note 5	Notes Payable – (cont’d)

e) – (cont’d)

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

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”. At August 31, 2009, an amount of $700,000 (February 28, 2009 - $270,667) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

Included in accounts payable and accrued liabilities at August 31, 2009 is $568,623 (February 28, 2009 - $429,167) for accrued interest and redemption premiums on these notes payable.

During the six month period ended August 31, 2009 and the year ended February 28, 2009, the Company failed to make any of the required redemption payments on the New Debenture. This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.

As at August 31, 2009, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

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

Note 5            Notes Payable – (cont’d)

e) – (cont’d)

	Face Amount	Discount	Deferred Financing Costs	Carrying Value
Balance, March 1, 2008	$-	$-	$-	$-
Issuance of Original Debenture, June 24, 2008	2,500,000	(839,292)	(252,500)	1,408,208

Commissions paid – cash	-	-	(150,000)	(150,000)
Finder’s fees – warrants	-	-	(7,592)	(7,592)
Event of default, October 24, 2008	-
Beneficial conversion feature	-	-	(1,388,320)	(1,388,320)
Accretion of debt discount	-	839,292	1,798,412	2,637,704
Extinguishment of Original debenture, October 31, 2008	(2,500,000)	-	-	(2,500,000)
Issuance of Amended Debentures	3,500,000	(1,736,200)	(53,500)	1,710,300
Beneficial conversion feature	-	-	(1,710,300)	(1,710,300)
Commissions paid – cash	-	-	(60,000)	(60,000)
Finder’s fee – warrants	-	-	(15,545)	(15,545)
Event of default, January 31, 2009
Accretion of debt discount	-	1,736,200	1,839,345	3,575,545
Liquidating damages	270,667	-	-	270,667
Balance, February 28, 2009	3,770,667	-	-	3,770,667
Liquidating damages	429,333			429,333
Balance, August 31, 2009	$4,200,000	$-	$-	$4,200,000
Note 6	Related Party Transactions – Note 8

The officers of the Company provide consulting and management services to the Company as follows:

					November 4,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	August 31,		August 31,		August 31,
	2009	2008	2009	2008	2009

Consulting fees	$-	$62,145	$-	$90,070	$394,859
Management fees	123,090	112,560	267,946	189,382	1,119,406
Office and miscellaneous	-	-	-	-	7,000

	$123,090	$174,705	$267,946	$279,452	$1,521,265
Note 6	Related Party Transactions – Note 8 – (cont’d)

Included in accounts payable and accrued liabilities at August 31, 2009 is $875,300 (February 28, 2009: $504,293) owed to directors of the Company and companies with directors in common for expenses incurred on behalf of the Company and for unpaid management and consulting fees.

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

a fee of $1,000 per each quarterly board meeting attended.

Included in accounts payable and accrued liabilities is $48,387 (February 28, 2009: $Nil) for amounts owing to directors of the Company pursuant to this compensation policy.

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10

Effective January 11, 2007 the Company completed a forward stock split of the authorized, issued and outstanding shares of common stock on a six new for one old basis. Authorized capital increased from 75,000,000 common shares to 450,000,000 common shares. Effective April 21, 2008 the Company completed a reverse stock split of authorized, issued and outstanding shares of common stock on a one new for five old basis. Authorized capital decreased from 450,000,000 to 90,000,000. In January 2009, the Company obtained shareholder approval to amend its authorized share capital from 90,000,000 common shares, par value $0.001 to 500,000,000 common shares, par value $0.001. These financial statements have been retroactively restated to reflect reverse stock split, however the increase in authorized share capital will not become effective until not less than 20 days after the information statement regarding the increase is first mailed to stockholders and until the appropriate filing is made with the Nevada Secretary of State. Subsequent to August 31, 2009, these required filings had not been made but it is management’s intention to do so.

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

i) – cont’d

As at August 31, 2009, there are 3,048,246 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

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

Note 7            Capital Stock – Notes 4, 5, 6, and 8 – (cont’d)

b)	Share Purchase Warrants

There were no changes in the Company’s share purchase warrants for the periods ended August 31, 2009 and February 28, 2009 as presented below:

	August 31, 2009		February 28, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance, end of period	3,048,246	$2.53	3,048,246	$2.53

The remaining average life of the warrants at August 31, 2009 is 3.10 years (February 28, 2009: 3.61 years).

A finder's fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 5(e)) pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants was determined using the Black-Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%. At August 31, 2009 these warrants had not yet been issued and are included in fees payable in stock and warrants.

A finder's fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 5(e) pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants was determined using the Black-Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 192.6%; Dividend rate – 0%; and risk free interest rate is 1.0%. At August 31, 2009 these warrants had not yet been issued and are included in fees payable in stock and warrants.

Note 8            Commitments – Notes 4, 5, 7 and 10

By agreements dated June 8, 2007, the Company agreed to pay three directors of the Company a total amount of $20,000 per month for an indefinite period for consulting and management services to the Company. The agreements may be terminated at any time with cause and with three months notice without cause. On October 19, 2007 two of these agreements were amended from $12,000 to £9,000 ($17,900) per month and from $5,000 per month to £7,000 ($13,900). Effective June 1, 2008 these agreements were amended from £9,000 to £15,000 per month and from £7,000 to £12,500 per month. All other terms remained the same. Effective June 1, 2009, the agreement for £12,500 per month was terminated.

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

At August 31, 2009 the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $4,364, which was included in fees payable in stock and warrants at August 31, 2009. The fair value of these warrants was determined to be $7,344 at February 28, 2009 and, consequently an amount of $2,982 has been shown as a credit to consulting fees for the six months ended August 31, 2009. These warrants are exercisable at $2.77 and will expire three years from the date of issuance. The fair value of these warrants was determined using the Black Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.

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

This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at August 31, 2009 as it is likely that will be incurred. A total of $12,910,000 was recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations during the year ended February 28, 2009.

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At November 30, 2008, the Company had not yet issued the shares due. The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at August 31, 2009.

During the six months ended August 31, 2009, the Company recorded a recovery of $8,500 (2008: $Nil) in consulting fees for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated November 17, 2007 as compensation to the members of the BOA. An amount of $6,500 is included in fees payable in stock and warrants at August 31, 2009 for these shares.

During the six months ended August 31, 2009, the Company accrued $8,460 (2008: $Nil) in consulting fees for the fair value of 11,000 common shares issuable to a former employee of the Company. This amount is included in fees payable in stock and warrants at August 31, 2009.

Note 9	Additional Cash Flow Information

During the three and six month periods ended August 31, 2009 and 2008 no amounts were paid for income taxes.

During the three and six month periods ended August 31, 2009 and 2008 no amounts were paid for interest charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward Looking Statements

This quarterly report contains forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this quarterly report. Examples of forward looking statements made in this quarterly report include statements about:

•	our future exploration programs and results;
•	our future capital expenditures;
•	our future financing; and
•	our future investments in and acquisitions of oil and gas properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks, such as

•	our ability to establish or find reserves;
•	volatility in market prices for natural gas and crude oil;
•	liabilities inherent in natural gas and crude oil operations;
•	uncertainties associated with estimating natural gas reserves and crude oil;
•	competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;
•	political instability or changes of laws in the countries in which we operate and risks of terrorist attacks;
•	incorrect assessments of the value of acquisitions;
•	geological, technical, drilling and processing problems;
•

the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and

•	other factors discussed under “Item 1A. Risk Factors” commencing on page 40 of this quarterly report.

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

Because we were not able to pay back Daniel Donkel and Samuel Cade for the Alaskan lease rental fees paid by them on our behalf, the process of assigning our Alaskan leases to Messrs. Donkel and Cade has already started. When all of these leases are assigned, we will own no leases in Alaska.

In addition, the annual UK onshore license fees are now overdue. It is highly likely that our UK onshore license will be returned to the UK government if we cannot find a suitable assignee. As a result, we are unlikely to have any oil and gas properties in the UK.

Anticipated Operating Expenses and Working Capital Requirements

We estimate our minimum operating expenses and working capital requirements for the 12 month period ending August 31, 2010 to be as follows:

Exploration Costs	$	Nil
Employee and Consultant Compensation		240,000
Professional Fees		100,000
General and Administrative Expenses		60,000
Current Liabilities due in the 12 month period ending August 31, 2010		22,500,835
Total		$22,900,835

Exploration Costs

We do not expect to incur exploration costs for the 12 month period ending August 31, 2010 unless we obtain sufficient level of financing.

Employee and Consultant Compensation

We estimate our employee and consultant compensation expenses for the 12 month period ending August 31, 2010 to be approximately $240,000.

Professional Fees

We estimate our legal and accounting expenses for the 12 month period ending August 31, 2010 to be approximately $100,000.

General and Administrative Expenses

We estimate our general and administrative expenses for the 12 month period ending August 31, 2010 to be approximately $60,000. These expenses primarily consist of lease payments, office supplies and office equipment, and travel expenses.

Current Liabilities

As of August 31, 2009, we had the current liabilities of $22,500,835 which are due in the 12 month period ending August 31, 2010.

Results of Operation

Revenues

From our inception on November 4, 2004 to August 31, 2009, we had no operating revenues.

Expenses

The major components of our expenses for the three and six month periods ended August 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended August 31,		Six Months Ended August 31,
Expenses	2009	2008	2009	2008
Accounting and audit fees	$27,547	$71,065	$57,226	$104,309
Accretion of convertible note	-	98,099	-	98,099
Advertising and public relations	286	86,150	286	206,241
Bank charges	5,534	4,012	9,840	7,002
Consulting fees	24,917	431,381	111,574	625,738
Filing and transfer agent	7,352	16,512	7,352	17,637
Finance fees	198,013	76,240	5,068,630	729,240
Foreign exchange	21,150	-	265,138	-
Insurance	-	36,295	-	45,117
Interest on notes payable	84,651	97,423	191,648	103,528
Legal fees	16,417	69,564	26,717	109,637
License fees	42,202	-	67,328	-
Management fees	127,377	151,431	316,333	228,253
Office and miscellaneous	10,071	118,248	26,205	165,069
Travel and entertainment	-	31,477	-	48,314
Total	565,517	1,287,897	6,148,277	2,488,184

Accounting and audit fees

The decrease in accounting and audit fees for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was primarily due to lower work volume.

Accretion of convertible note

The decrease in accretion of convertible note for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was primarily due to the default by our company during the 2009 year end of repayments on notes resulting in an immediate accretion of the entire discount of the notes during the 2009 year end.

Advertising and public relations

The decrease in advertising and public relations expenses for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was primarily due to lack of funding.

Bank charges

The decrease in bank charges for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was primarily due to lower volume of transactions.

Consulting fees

The decrease in consulting fees for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was primarily due to consultants resigning.

Filing and transfer agent

The decrease in filing and transfer agent fees for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was primarily due to lower volume of transactions.

Finance fees

The decrease in finance fees for the three month period ended August 31, 2009 as compared to the three month period ended August 31, 2008 was primarily due to no additional financing being received.

The increase in finance fees for the six month period ended August 31, 2009 as compared to the six month period ended August 31, 2008 was primarily due to our defaulting on repayment terms of the debentures, triggering a large one-time penalty payable in shares of our company.

Foreign exchange

The increase in foreign exchange expenses for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was primarily due to our holding significant balances of unpaid salaries and trade payables denominated in British pounds, which have gone unpaid during the six month period ended August 31, 2009.

Insurance

The decrease in insurance expenses for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was primarily related to the fact that we did not have directors and officers insurance coverage for the three and six month periods ended August 31, 2009.

Interest on notes payable

The decrease in interest on notes payable expenses for the three month period ended August 31, 2009 as compared to the three month period ended August 31, 2008 was not significant.

The increase in interest on notes payable expenses for the six month period ended August 31, 2009 as compared to the six month period ended August 31, 2008 was primarily due to convertible debentures being issued part way through the six month period ended August 31, 2008 and outstanding during the entire six month period ended August 31, 2009.

Legal fees

The decrease in legal fees for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was primarily due to decrease in work volume.

Management fees

The decrease in management fees for the three month period ended August 31, 2009 as compared to the three month period ended August 31, 2008 was primarily due to resignation of management during the second and third quarters of 2009.

The increase in management fees for the six month period ended August 31, 2009 as compared to the six month period ended August 31, 2008 was primarily due to increase in management numbers during second half of 2008 and first part of 2009.

Office and miscellaneous

The decrease in office and miscellaneous expenses for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was a decrease in activity during the three and six month periods ended August 31, 2009.

Travel and entertainment

The decrease in travel and entertainment expenses for the three and six month periods ended August 31, 2009 as compared to the three and six month periods ended August 31, 2008 was due to a decrease in activity during the three and six month periods ended August 31, 2009.

Liquidity and Capital Resources

Working Capital

	At August 31,	At February 28,
	2009	2009
Current Assets	$8,124	$163,923
Current Liabilities	$22,500,835	$21,289,775
Working Capital (Deficit)	$22,492,711	$(21,125,852)

As of August 31, 2009, we held a cash balance of $8,124 and a working capital deficit of $22,492,711, compared to a cash balance of $6,205 and a working capital deficit of $21,125,852 as of February 28, 2009. We have suffered recurring losses from inception.

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

As a result, in April 30, 2009, we and Trafalgar entered into amendment to the securities purchase agreement, secured debenture, registration rights agreement and security agreement, whereby Trafalgar agreed to extend the maturity date of a secured debenture in the principal amount of $1,250,000 until October 31, 2009 from April 30, 2009. In consideration for Trafalgar’s agreeing to extend the maturity date of that secured debenture, we released 15,000,000 shares of our common stock from escrow to Trafalgar as payment of an extension fee. These shares were originally intended to serve as additional pledged property under the security agreement that we entered into with Trafalgar in connection with the sale of the debentures to Trafalgar and in fact were described by Trafalgar as likely to be made available for a CEF type arrangement to repay creditors. This was later not consented to by Trafalgar.

We will not be able to repay Trafalgar $1,250,000 principal due under the secured debenture with the extended maturity date of October 31, 2009 by that maturity date.

Annual Rental Payments for Leases in Alaska

On January 30, 2009, we entered into an agreement with Daniel Donkel and Samuel Cade regarding 12 oil and gas leases in the State of Alaska, which were sold by Messrs. Donkel and Cade to us.

Under the terms of the agreement, Messrs. Donkel and Cade agreed to use their best efforts to make, on our behalf, annual rental payments for the 12 leases totaling up to $64,980 on or before the due date of each payment. The payments were due on February 1, 2009 and were paid by Messrs. Donkel and Cade on February 1, 2009.

We agreed to repay to them by March 2, 2009 any portion of the payments made by them. The repayment amount is subject to an 18% interest rate per annum. We also granted them a security interest in our right, title, and interest in the 12 leases. We further agreed to transfer and assign 25% of our right, title, and interest in the 12 leases to Mr. Donkel and 75% of our right, title, and interest in the 12 leases to Mr. Cade in the event of our failure to pay the repayment amount in a timely manner.

To date we have not been in a position to reimburse Messrs. Donkel and Cade. Before the end of May 2009, we entered into a letter agreement with Messrs. Cade and Donkel extending repayment deadline to August 14, 2009 within which we have to repay the annual rental payments made by them on February 1, 2009 together with interest. In order to obtain the extension, we executed the lease assignments for all of the above 12 oil and gas leases and delivered them into escrow with the attorney of Messrs. Cade and Donkel.

We also had lease payments unpaid totaling $25,126 for five leases which were due by March 1, 2009. We also had to pay further $25,790 for Alaska lease payments for three leases by June 1, 2009.

As of May 16, 2009 and May 29, 2009, we entered into agreements with Messrs. Donkel and Cade whereby they paid lease rental fees of $25,126 for five leases which were due by March 1, 2009 and lease rental fees of $25,790 for three leases which were due by June 1, 2009, respectively, on behalf of our company. Under the agreements we had until August 14, 2009 to repay them in full including any accrued interest. The amount paid on our behalf is subject to an 18% interest rate per annum.

We have failed to repay these amounts and as such, Messrs. Donkel and Cade are currently completing the legal formalities to have these leases automatically assigned to them under the lease assignment agreements signed by us and held in escrow by Messrs. Donkel and Cade. Furthermore, on October 1, 2009, the annual rentals on the remaining Alaskan leases fell payable and these were also paid by Messrs. Donkel and Cade. We are now in the process of assigning the relevant leases to Messrs. Donkel and Cade. When all of this assignment work is complete, we will own no leases whatsoever in Alaska.

Future Financing

We have no access to capital to repay our debt or fund our current or ongoing operations. We have not been able to meet our obligations as they become due and we have been forced to scale down our operations. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time.

There are no assurances that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing required for our continued operations on a timely basis, we will be forced to cease our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer.

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

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above due to lack of funding and further staff resignations. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending February 28, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 31, 2009, we had cash of $8,124 and had a working capital deficit of $22,492,711. We do not have any credit available to us nor have we identified other sources of capital and it is unlikely, given our current financial condition and the ongoing global financial crisis, that we will secure any additional credit or capital. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. If we discontinue our operations, our stockholders will lose the entire amount of their investments in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We incurred net losses of $6,023,134 for the six month period ended August 31, 2009. At August 31, 2009, we had accumulated a deficit of $40,980,560 and had a working capital deficit of $22,492,711.

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

If we are required for any reason to repay our outstanding secured convertible debentures or any other indebtedness, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures or any other indebtedness, if required, could result in our having no or nominal assets in addition to legal action against our company.

If we are required to repay the secured convertible debentures or any other indebtedness for any reason, we would be required to use our limited working capital and raise additional funds. Because we are unable to pay back Daniel Donkel and Samuel Cade for the Alaskan lease rental fees paid by them on our behalf, the process of assigning our Alaskan leases to Messrs. Donkel and Cade has already started. When all of these leases are assigned, we will own no leases in Alaska. If we are unable to repay the secured convertible debentures or any other indebtedness when required, it may result in our having no or nominal assets and we may be forced to cease our operations. In addition, the lenders could commence legal action against our company and foreclose on all of our assets to recover the amounts due. Any such legal action would require our company to possibly cease our operations.

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

We currently have two executive officers and no other full time employees. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties. Future cash flows and the availability of financing will be subject to a number of variables, such as:

•	the success of our planned projects in Texas and in the UK;
•	success in locating and producing reserves; and
•	prices of natural gas and oil.

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

We may not be able to determine reserve potential or identify liabilities associated with our properties in Texas and the UK and/or other future properties. We may also not be able to obtain protection from vendors against possible liabilities, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in Texas and the UK, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a vendor may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

We expect that any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

The oil and gas industry is highly competitive, and we do not have sufficient resources to compete effectively.

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

The geographic concentration of all of our properties in Texas and the UK subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of our joint venture interests in Texas and our UK onshore license means that our properties could be affected by the same event should the regions experience:

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

The success of our business depends upon the efforts of various third parties that we do not control. We may need to contract many service providers such as rig and drilling contractors. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;
•	the operator’s expertise and financial resources;
•	approval of other participants in drilling wells;
•	selection of technology;
•	the rate of production of the reserves; and
•	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

We expect to rely upon various companies to provide us with technical assistance and services. We also expect to rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although our management has relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

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

Our articles of incorporation authorize the issuance of up to 90,000,000 shares of common stock with a par value of $0.001 per share. We plan to increase our authorized capital from 90,000,000 shares of common stock with a par value of $0.001 per share to 500,000,000 shares of common stock with a par value of $0.001 per share and 25,000,000 shares of preferred stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Our management evaluated our disclosure controls and procedures as of August 31, 2009 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management concluded that as of February 28, 2009, our internal control over financial reporting was not effective. If such ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Please see Item 2 of Part I - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Annual Rental Payments for Leases in Alaska.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective August 6, 2009, Trafalgar Capital Specialized Investment Fund, Carbon Energy Investments Limited, and Richard Moore, the holders of the majority of the outstanding shares of our common stock, gave us their written consents to the amendment and restatement of our articles of incorporation to:

•

to authorize 25,000,000 shares of preferred stock with a par value of $0.001 per share, which may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by our board of directors;

•	to increase the number of authorized shares of our common stock from 90,000,000 to 500,000,000;

•	to add an indemnification of director or officer clause;

•	to add a limitation of liabilities of director or officer clause;

•	to add a clause opting out of the acquisition of controlling interest provisions of the Nevada Revised Statutes;

•	to add a clause opting out of the combinations with interested stockholders provisions of the Nevada Revised Statutes; and

•	to update and remove certain outdated provisions.

Effective the same day, our board of directors unanimously approved such amendment and restatement of our articles of incorporation. At least 20 days after the mailing of the information statement regarding such amendment and restatement, we intend to file a certificate to accompany restated articles or amended and restated articles with the Nevada Secretary of State for effecting the amendment and restatement of our articles of incorporation as described above. We expect that such amendment and restatement will become effective when the certificate to accompany restated articles or amended and restated articles is filed with the Nevada Secretary of State.

Item 5. Other Information.

Leases in Alaska

Please see Item 2 of Part I - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Annual Rental Payments for Leases in Alaska.

Arrangements with Trafalgar Capital Specialized Investment Fund

Trafalgar Capital Specialized Investment Fund informed Richard Moore, our President, Chief Executive Officer, Chairman, and one of our directors, that directly or through our company it will compensate him for his cooperation in providing information necessary for maintenance of our company and on getting the amendment and restatement of our articles of incorporation described in Item 4 of Part II. “Submission of Matters to a Vote of Security Holders” effected. In addition, Trafalgar informed Mr. Moore that directly or through our company it intends to make arrangements for the back pay for him and other members of our management team and former directors in the form of shares of our common stock in compensation for their services along with a non-dilution arrangement for a reasonable period of time to safeguard the value of such shares.

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

Date: October 20, 2009