Form 10-Q
period 2009-11-30
FOX PETROLEUM INC.
filed 2010-01-19
CIK 1326252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: November 30, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number: 000-52721

                               FOX PETROLEUM INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

             NEVADA                                                  N/A
________________________________                             ___________________
(State or other  jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                 64 KNIGHTSBRIDGE, LONDON, ENGLAND, UK SW1X 7JF
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)

                                 44-207-590-9630
              ____________________________________________________
              (Registrant's telephone number, including area code)

                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).       Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 84,668,245 SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 18, 2010

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................1
ITEM 1. FINANCIAL STATEMENTS...................................................1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................29
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...........36
ITEM 4T. CONTROLS AND PROCEDURES..............................................36
PART II - OTHER INFORMATION...................................................37
ITEM 1. LEGAL PROCEEDINGS.....................................................37
ITEM 1A. RISK FACTORS.........................................................38
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........50
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................51
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................51
ITEM 5. OTHER INFORMATION.....................................................51
ITEM 6. EXHIBITS..............................................................52
SIGNATURES....................................................................58

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.























                               FOX PETROLEUM INC.

                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                November 30, 2009

                             (STATED IN US DOLLARS)

                                   (UNAUDITED)


                               FOX PETROLEUM INC.
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEETS
                     November 30, 2009 and February 28, 2009
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)


                                                         November 30,       February 28,
                                                            2009               2009
                                                        _____________      _____________
                                     ASSETS
Current
   Cash - general                                       $       1,143      $         737
        - restricted                                                -              5,468
   VAT refund and other receivables                                 -            157,718
                                                        _____________      _____________

                                                                1,143            163,923

Oil and gas interests - Note 4                                      -            608,270
                                                        _____________      _____________

                                                        $       1,143      $     772,193
                                                        =============      =============

                                   LIABILITIES
Current
   Accounts payable and accrued liabilities -
      Notes 4, 5, 6 and 8(c)                            $  18,130,265      $  16,585,108
   Due to related parties - Note 6                                  -             34,000
   Notes payable - Note 5                                   5,312,333          4,670,667
                                                        _____________      _____________

                                                           23,442,598         21,289,775
Fees payable in stock and warrants -
   Notes 5(e), 8(b), (d) and (e)                               44,261             67,631
                                                        _____________      _____________

                                                           23,486,859         21,357,406
                                                        _____________      _____________

                                 CAPITAL DEFICIT

Capital stock - Notes 4, 5, 6, 7, and 8
   Authorized:
      90,000,000 common shares, par value $0.001
         per share - Note 8 Issued and outstanding:
      84,818,245  common shares (February 28,
         2009: 69,818,245)                                     84,818             69,818
Additional paid-in capital                                 44,937,395         40,302,395
Subscriptions receivable                                  (26,000,000)       (26,000,000)
Deficit accumulated during the development stage          (42,507,929)       (34,957,426)
                                                        _____________      _____________

                                                        $ (23,485,716)       (20,585,213)
                                                        _____________      _____________

                                                        $       1,143      $     772,193
                                                        =============      =============

Ability to Continue as a Going  Concern -
   Note 2 Commitments - Notes 4, 5, 6, 7, and 8


                             SEE ACCOMPANYING NOTES



                               FOX PETROLEUM INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three and nine months ended November 30, 2009 and 2008 and for the period November 4, 2004 (Date of Inception) to November 30, 2009
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)


                                                                                                            November 4,
                                                                                                           2004 (Date of
                                             Three months ended                Nine months ended           Inception) to
                                       ______________________________    ______________________________     November 30,
                                                November 30,                      November 30,                  2009
                                           2009             2008             2009             2008          (Cumulative)
                                       _____________    _____________    _____________    _____________    ______________

Expenses
   Accounting and audit fees           $      26,500    $      31,409    $      83,726    $     135,718    $      338,381
   Accretion of convertible note                   -          980,324                -        1,073,423         2,575,492
   Advertising and public relations                -           44,428              286          250,669         2,001,045
   Bank charges                                   16            2,192            9,856            9,194            29,868
   Consulting fees -  Notes 6, 8(b)
      and (e)                                 (4,385)        (155,629)         107,189          470,109           742,519
   Filing and transfer agent                       -            6,841            7,352           24,478            49,690
   Finance fees - Notes 5 and 7              207,073        2,919,413        5,275,703        3,648,653         9,712,804
   Foreign exchange loss                     223,243          (14,027)         488,381          (14,027)          415,308
   Insurance                                       -                -                -           45,117            72,590
   Interest on notes payable                 335,755           96,085          527,403          199,613         1,179,648
   Impairment of oil and gas assets          588,270        2,512,468          588,270        2,512,468        10,046,683
   Legal fees                                 10,205          102,349           36,922          211,986           561,848
   Loss on failure to perform obli-
      gations under oil and gas
      commitments - Note 8                         -                -                -                -        12,910,000
   License fees                                    -                -           67,328                -            67,328
   Management fees - Note 6                  139,765          215,906          456,098          444,159         1,307,559
   Mineral property acquisition and
      exploration costs                            -                -                -                -            17,000
   Office and miscellaneous                      927           18,059           27,132          183,128           425,413
   Travel and entertainment                        -           26,394                -           74,708           268,333
                                       _____________    _____________    _____________    _____________    ______________
Loss for the period before other
   items                                  (1,527,369)      (6,786,212)      (7,675,646)      (9,274,396)      (42,721,509)

Other items:
   Gain on recovery of VAT
      receivable                                   -           76,502                -           76,502            78,451
   Gain on recovery of payables -
      Notes 4(a) and (d)                           -                -          125,143                -           125,143
   Interest and other income                       -              130                -              624             9,986
                                       _____________    _____________    _____________    _____________    ______________

Net loss for the period                $  (1,527,369)   $  (6,709,580)   $  (7,550,503)   $  (9,197,270)   $  (42,507,929)
                                       =============    =============    =============    =============    ==============

Basic and diluted loss per share       $       (0.05)   $       (0.38    $       (0.36)   $       (0.52)
                                       =============    =============    =============    =============
Weighted average number of shares
   outstanding                            32,818,245       17,570,992       21,145,518       17,530,609
                                       =============    =============    =============    =============


                             SEE ACCOMPANYING NOTES



                               FOX PETROLEUM INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the nine months ended November 30, 2009 and 2008 and
    for the period November 4, 2004 (Date of Inception) to November 30, 2009
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)


                                                                                                November 4,
                                                                                               2004 (Date of
                                                                  Nine months ended            Inception) to
                                                            ______________________________     November 30,
                                                                     November 30,                  2009
                                                                2009             2008          (Cumulative)
                                                            _____________     _____________    ______________

Operating Activities
   Net loss for the period                                  $  (7,550,503)   $   (9,197,270)  $   (42,507,929)
   Donated services and rent                                            -                 -            21,000
   Amortization of deferred financing costs                             -           560,657                 -
   Accretion of convertible debt discount                               -         1,073,423         2,575,492
   Fees payable in stock and warrants                              (7,407)           17,150            37,087
   Finance fees payable in stock and warrants                   4,634,037         2,940,382         8,270,294
   Gain on settlement of amounts payable                         (125,143)                -          (125,143)
   Impairment of oil and gas assets                               588,270         2,512,468        10,046,683
   Gain of VAT receivable written off                                   -           (76,502)          (78,451)
   Change in  non-cash working capital balances related
      to operations:
      VAT refund and other receivables                            157,718           (41,165)           78,451
      Prepaid expenses                                                  -            27,436                 -
      Accounts payable and accrued liabilities                  2,311,966           137,562        18,789,446
                                                            _____________     _____________    ______________

Net cash provided by (used in) operating activities                 8,938        (2,040,859)       (2,893,070)
                                                            _____________     _____________    ______________
Investing Activities
   Proceeds (investment) in oil and gas interests                  20,000        (2,135,176)       (7,702,687)
   Decrease in restricted cash                                      5,468             9,886                 -
                                                            _____________     _____________    ______________

Net cash provided by (used in) investing activities                25,468        (2,125,290)       (7,702,687)
                                                            _____________     _____________    ______________

Financing Activities
   Issuance of common shares                                            -                 -         6,196,900
   (Repayment of) advances from related parties                   (34,000)           20,025                 -
   Deferred financing costs                                             -          (516,000)                -
   Proceeds from notes payable                                          -         4,400,000         4,400,000
                                                            _____________     _____________    ______________

Net cash provided by (used in) financing activities               (34,000)        3,904,025        10,598,900
                                                            _____________     _____________    ______________

Increase (decrease) in cash  during the period                        406          (262,124)            1,143

Cash, beginning of period                                             737           271,601                 -
                                                            _____________     _____________    ______________

Cash, end of period                                         $       1,143    $        9,477   $         1,143
                                                            =============    ==============    ==============

Supplemental Cash Flow Information - Note 9


                             SEE ACCOMPANYING NOTES



                               FOX PETROLEUM INC.
                          (A Development Stage Company)
 INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
    for the period November 4, 2004 (Date of Inception) to November 30, 2009
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                       *Common Shares       Additional                   During the
                                                   ______________________    Paid-in         Share       Development
                                                     Number     Par Value    Capital     Subscriptions      Stage         Total
                                                   __________   _________   __________   _____________   ___________   ___________

Capital stock issued for cash   - at $0.0008333     5,880,000   $   5,880   $     (980)  $           -   $         -   $     4,900
                                - at $0.0083333     3,840,000       3,840       28,160               -             -        32,000
                                - at $0.0833333       120,000         120        9,880               -             -        10,000
Donated services and rent                                   -           -        3,000               -             -         3,000
Loss for the period                                         -           -            -               -       (18,821)      (18,821)

Balance, February 28, 2005                          9,840,000       9,840       40,060               -       (18,821)       31,079
Donated services and rent                                   -           -        9,000               -             -         9,000
Loss for the year                                           -           -            -               -       (45,915)      (45,915)

Balance, February 28, 2006                          9,840,000       9,840       49,060               -       (64,736)       (5,836)
Capital stock issued for cash        - at $5.00        20,000          20       99,980               -             -       100,000
Donated services and rent                                   -           -        9,000               -             -         9,000
Loss for the year                                           -           -            -               -       (54,555)      (54,555)

Balance, February 28, 2007                          9,860,000   $   9,860   $  158,040               -   $  (119,291)  $    48,609
Capital stock issued for oil and gas interests      4,000,000       4,000      997,702               -             -     1,001,702
Capital stock issued for cash                       1,028,245       1,028    6,048,972               -             -     6,050,000
Capital stock issued for oil and gas
   interests                        - at $12.05        80,000          80      963,920               -             -       964,000
Loss for the year                                           -           -            -               -    (2,628,203)   (2,628,203)
Balance, February 29, 2008                         14,968,245      14,968    8,168,634               -    (2,747,494)    5,436,108


                                                                                                                          .../cont'd


                             SEE ACCOMPANYING NOTES



                                                                                                                           Continued
                               FOX PETROLEUM INC.
                          (A Development Stage Company)
 INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
    for the period November 4, 2004 (Date of Inception) to November 30, 2009
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)
                                                                                                           Deficit
                                                                                                         Accumulated
                                                       *Common Shares       Additional       Stock       During the
                                                   ______________________    Paid-in     Subscriptions   Development
                                                     Number     Par Value    Capital      Receivable        Stage         Total
                                                   __________   _________   __________   _____________   ___________   ___________

Balance, February 29, 2008                         14,968,245      14,968    8,168,634               -    (2,747,494)    5,436,108
Capital stock issued for finance fee   - at $3.43     150,000         150      514,350               -             -       514,500
Capital stock issued pursuant to convertible
   debenture                           - at $1.63     200,000         200      326,504               -             -       326,704
                                       - at $0.39   2,500,000       2,500      962,598               -             -       965,098
Capital stock subscribed - Note 7 (a) (ii)
                                       - at $0.50  52,000,000      52,000   25,948,000     (26,000,000)            -             -
Discount of convertible debt payable - Note 5(e)            -           -      512,588               -             -       512,588
Beneficial conversion feature - Note 5(e)                   -           -    1,388,320               -             -     1,388,320
Discount of convertible debt payable - Note 5(e)            -           -      771,101               -             -       771,101
Beneficial conversion feature - Note 5(e)                   -           -    1,710,300               -             -     1,710,300
Loss for the period                                         -           -            -               -   (32,209,932)  (32,209,932)

Balance, February 28, 2009                         69,818,245      69,818   40,302,395     (26,000,000)  (34,957,426)  (20,585,213)
Capital stock released from escrow pursuant to
   default on securities purchase agreements -
   Note 5(e) - at $0.31                            15,000,000      15,000    4,635,000               -             -     4,650,000
Loss for the period                                         -           -            -               -    (7,550,503)   (7,550,503)

Balance, November 30, 2009                         84,818,245   $  84,818  $44,937,395   $ (26,000,000) $(42,507,929) $(23,485,716)

* The common stock issued has been retroactively restated to reflect a reverse split of 1 new share for 5 old shares, effective April 21, 2008.
     The par value of common stock and additional paid-in capital has been retroactively restated to reflect these changes.


                             SEE ACCOMPANYING NOTES


                               FOX PETROLEUM INC.
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2009
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)


Note 1        INTERIM FINANCIAL STATEMENTS

              While the information presented in the accompanying nine months to November 30, 2009 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's February 28, 2009 financial statements.

              Operating results for the nine months ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ending February 28, 2010.

Note 2        NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

              The Company was incorporated in the State of Nevada on November 4, 2004 and is in the development stage. The Company has oil and gas interests in the North Sea and Texas and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements and to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2009, the Company has a working capital deficiency of $23,441,455 has not yet achieved profitable operations, has accumulated losses of $42,507,929 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 3        NEW ACCOUNTING STANDARDS

              In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes the principles and requirements for how the acquirer in a business combination (i)
              recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of this guidance on the Company's consolidated financial statements will ultimately depend on the terms of any future business transactions.

              In June 2008, the FASB issued guidance on determining whether an instrument (or embedded feature) is indexed to an entity's own stock and whether the instrument (or embedded feature) would qualify as a scope exception under the guidance for accounting for derivative instruments. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and the adoption of this guidance did not have a material effect on its results of operations and financial condition.

              In December 2008, the SEC adopted rule changes to modernize its oil and gas reporting disclosures. New disclosure requirements include: permitting the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; enabling companies to also disclose their probable and possible reserves to investors (currently, the rules limit disclosure to only proved reserves); allowing previously excluded resources, such as oil sands, to be classified as oil and gas reserves; requiring companies to report on the independence and qualifications of a preparer or auditor and requiring companies to file reports when a third party is relied upon to prepare reserve estimates or conduct a reserves audit; requiring companies to report oil and gas reserves using an average price based upon the prior 12-month period, rather than the year-end price, to maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

              The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Company anticipates the new guidance to change its disclosures, DD&A calculations and other fair value measurements. The Company is currently evaluating the impact for our annual report for the year ending February 28, 2010. The SEC is coordinating with the FASB to obtain the revisions necessary to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC has indicated that it will consider delaying the compliance date.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 3        NEW ACCOUNTING STANDARDS - (CONT'D)

              In April 2009, the FASB issued additional disclosure requirements related to fair values, of inancial instruments. The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company's statements of financial position, results of operations and cash flows.

              In May 2009, the FASB issued guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. This guidance was effective for reporting periods ending after June 15, 2009. The Company has evaluated subsequent events after the balance sheet date of November 30, 2009 through the filing date of this quarterly report.

              In June 2009, the FASB issued the FASB Accounting Standards Codification ("Codification") establishing the sole source of authoritative U.S. generally accepted accounting principles ("GAAP"). Pursuant to the provisions of the Codification, the Company has updated references to GAAP in its financial statements for the period ended November 30, 2009. The adoption of the Codification did not impact the Company's financial position or results of operations.

              In August 2009, the FASB issued guidance on measuring liabilities at fair value to provide clarification of circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or
              2) a valuation technique that is consistent with previously issued guidance. This guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)




Note 4        OIL AND GAS INTERESTS

                                                                        November 30, 2009
                                                          ______________________________________________
                                                            United           United
                                                            States           Kingdom           Total
                                                          ___________      ___________      ____________
              Unproved properties
                  - acquisition costs                     $ 3,701,871      $    23,439      $  3,725,310
                  - exploration costs                       2,347,394        4,084,668         6,432,062

                                                            6,049,265        4,108,107        10,157,372
              Less: Write-down of oil & gas interests      (5,938,576)      (4,108,107)      (10,046,683)
              Less: Incidental revenue                       (110,689)               -          (110,689)

                                                          $         -      $         -      $          -

                                                                        February 28, 2009
                                                          ______________________________________________
                                                            United           United
                                                            States           Kingdom           Total
                                                          ___________      ___________      ____________

              Unproved properties
                  - acquisition costs                     $ 3,701,871      $    23,439      $  3,725,310
                  - exploration costs                       2,347,394        4,084,668         6,432,062

                                                            6,049,265        4,108,107        10,157,372
              Less: Write-down of oil & gas interests      (5,438,576)      (4,019,837)       (9,458,413)
              Less: Incidental revenue                        (90,689)               -           (90,689)

                                                          $   520,000      $    88,270      $    608,270


a)            North Slope, Alaska

                  On May 29, 2007, the Company entered into a Lease Purchase and Sale Agreement with a company to acquire a combined 100% working interest in 12 state-issued oil and gas leases in the North Slope of Alaska. These leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5% of net revenue. In consideration for the oil and gas leases, the Company issued 4,000,000 restricted common shares of the Company valued at $1,001,702, the transferor's historical cost. The valuation is based the SEC Staff Accounting Bulletin, Topic 5, G.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 4        OIL AND GAS INTERESTS - (cont'd)

              a) North Slope, Alaska - (cont'd)

                  By a purchase agreement dated October 10, 2007 and amended November 2, 2007, the Company acquired 8 additional oil and gas leases in the North Slope of the State of Alaska for $850,000 including cash of $250,000 and $600,000 paid by the issuance of 80,000 common shares of the Company. The fair value of the shares issued was $964,000 (based on the quoted market price of the Company's common shares on the transaction date) and consequently a further $364,000 has been recorded for this portion of the purchase agreement. These leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%. Two of the leases acquired pursuant to this agreement are part of the Cook Inlet project described below.

                  On January 30, 2009, the Company entered into an agreement with the original lease vendors (the "Payers") regarding twelve of the North Slope oil and gas leases (the "Twelve Leases"). Under the terms of the Agreement, the Payers agreed to use their best efforts to make, on the Company's behalf, annual rental payments for the Twelve Leases totaling up to $64,980 on or before the February 1, 2009 due date.

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

                  The Company entered into an agreement dated May 16, 2009 with the Payers in respect of five of the remaining North Slope oil and gas leases (the "Five Leases"). Pursuant to this agreement, the Payers made annual lease payments totaling $25,126 for the Five Leases on behalf of the Company. The amount paid on behalf of the Company is subject to an 18% interest rate per annum. The Company also executed an assignment to the Payers of the Company's right, title, and interest in the Five Leases to be delivered into escrow in the event the Company fails to repay the payers by August 14, 2009.

                  The Company could provide no assurance that it would be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $2,401,282 were written off on the statement of operations during the year ended February 28, 2009. During the nine months ended November 30, 2009, the Company failed to repay the Payers by the due date and assignment of the related leases to the Payers was triggered. Consequently, the fees were no longer payable and outstanding lease fees and accrued interest of $98,400 was recorded as a gain on recovery of payables.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 4        OIL AND GAS INTERESTS - (cont'd)

              b)  Anglesey, North Sea, United Kingdom

                  Pursuant to a farm-in agreement dated June 8, 2007, the Company agreed to acquire a 33.33% interest in two UK petroleum production licenses ("Licenses"). The Licenses are located in the UK North Sea and have since been merged into one traditional license. As consideration for the Licenses, the Company agreed to fund 100% of the seismic costs and its 33.33% share of the License budget costs as agreed by the parties. The Company also has the option to acquire an additional 26.67% interest in the Licenses by paying an additional 46.67% of the dry-hole costs of an exploration well.

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

                  As at November 30, 2009, the operators and other owners of the gas well approved a new work-over. Since the Company was unable to meet its commitment for the new work-over, the Company's interest in this well was relinquished and the $500,000 was written off during the three and nine-month periods ended November 30, 2009.

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

                  The Company entered into an agreement dated May 29, 2009 with the Payers in respect of three these oil and gas leases (the "Three Leases"). Pursuant to this agreement, the Payers made annual lease payments totaling $25,780 for the Three Leases on behalf of the Company. The amount paid on behalf of the Company is subject to an 18% interest rate per annum. The Company also executed an assignment to the Payers of the Company's right, title, and interest in the Five Leases to be delivered into escrow in the event the Company fails to repay the payers by August 14, 2009.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 4        OIL AND GAS INTERESTS - (cont'd)

              d) Cook Inlet, Alaska, United States - (cont'd)

                  The Company could provide no assurance that it would be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $1,061,727 were written-off on the statement of operations during the year ended February 28, 2009. During the nine months ended November 30, 2009, the Company failed to repay the Payers by the due date and the assignment of the related leases to the Payers was triggered. Consequently, outstanding lease fees and accrued interest of $26,743 were recorded as a gain on write off of amounts payable.

              e)  Bourbon, North Sea, United Kingdom

                  On November 16, 2007, the Company entered into a farm-out agreement dated November 8, 2007 wherein the Company would be assigned a total of 46% interest in a license block in the UK North Sea. In consideration for the assignment, the Company must pay for 89% of the cost of drilling and exploration well.

                  The Company is also required to pay for 46% of license costs. On January 24, 2008, the Company agreed to jointly participate with another company to identify a potential farm-in or acquisition opportunity and transferred a 4.6% carried interest in the license block to that company until a full development plan is approved by the U.K. government. Thereafter, that company will be responsible for its 4.6% share of the costs (10% of the Company's interest). Subsequent to the transfer, this company became related to the Company as two of its beneficial owners became directors of the Company.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 4        OIL AND GAS INTERESTS - (cont'd)

              f) Geneseo-Edwards, Kansas, United States - (cont'd)

                  During the year ended February 28, 2009, two trade creditors issued mechanical liens against the oil and gas leases and its facilities for non-payment of outstanding invoices totaling $528,079.

                  During the nine month period ended November 30, 2009, the Company assigned its interest in these oil and gas leases to a creditor in return for a loan rescheduling (Note 5) and entering into an agreement not to sue the Company for defaulting on a loan agreement. The creditor also received 15,000,000 common shares pledged as security from the Company's treasury against the notes payable.

                  Pursuant to the above, costs incurred of $1,975,567 were written-off on the statement of operations and deficit for the year ended February 28, 2009 leaving a net book value of $20,000 recovered during the nine month period ended November 30, 2009 for the sale of certain furniture and equipment held for use on the property.

              g)  UK Onshore, United Kingdom

                  On June 3, 2008, the Company was granted a 90% interest in four UK petroleum production licenses, located in the south of England. In order to maintain the licenses, the Company was required to undertake seismic exploration estimated to cost $500,000 within the six year term of the license.

                  During the three and nine-month periods ended November 30, 2009, the Company's interest in these licenses was revoked because the Company was unable to make the required expenditures to maintain the licenses and accumulated costs of $88,270 were written off.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 4        OIL AND GAS INTERESTS - (cont'd)

              h) 25th Round  License  Blocks 13/17 & 210/20e,  United  Kingdom -
                 (cont'd)

                  On November 12, 2008 Fox was formally notified by the UK Department of Energy and Climate Change (DECC) of its success in the 25th Seaward Licensing Round Awards, the rights to explore and develop the block 13/17 concession in the North Sea by the UK government.

                  On May 1, 2009 the Company received notification from the UK Department of Energy and Climate Change that this Secretary of State's offer of this license in the 25th round had been withdrawn due to fact that they consider there to have been a material change in the circumstances relating to the Company having adequate funding arrangements already in place. Consequently, all costs incurred of $87,354 were written-off on the statement of operations and deficit for the year ended February 28, 2009.



Note 5        NOTES PAYABLE
                                                                           November 30,     February 29,
                                                                               2009             2008
                                                                           ___________      ____________

              Promissory notes (a), (b), (c)                               $   450,000      $    450,000
              Loan agreement (d)                                               450,000           450,000
              Convertible notes payable (e)               $ 3,500,000
                 Add: liquidating damages due under
                    registration rights agreement             912,333
                 Less: financing costs                        (75,545)
                 Add: amortization of financing costs          75,545        4,412,333         3,770,667
                                                          ___________      ___________      ____________

                                                                           $ 5,312,333      $  4,670,667
                                                                           ===========      ============


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

                  As at November 30, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 5        NOTES PAYABLE - (cont'd)

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

                  As at November 30, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

                  As at November 30, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

              d) On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement. The principal and interest is to be paid on the earlier of (i) cash being available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or
                  (iii) November 30, 2008. This loan bears interest at 12% per annum, calculated annually. The loan is secured by the Company's assets. As additional compensation for the loan, the Company issued to the lender 150,000 common shares of the Company. The fair value of these shares was determined to be $514,500 based on the quoted market price of the shares on the date of issuance and was recorded as a financing fee on the consolidated statement of operations.

                  As at November 30, 2009, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

              e) Pursuant to an Amendment to Securities Purchase Agreement, Secured Debenture, Registration Rights Agreement and Security Agreement dated October 31, 2008 ("Amendment Agreement"), the Company amended a Securities Purchase Agreement, Debentures, a Registration Rights Agreement, an Escrow Agreement and a Pledge and Escrow Agreement ("Original Agreements") all originally dated June 24, 2008. Under the Amendment Agreement the Company issued three secured convertible debentures totaling $3,500,000 consisting of two "Amended Debentures" and one "New Debenture":

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 5        NOTES PAYABLE - (cont'd)

              e) - (cont'd)

                  (i) Amended Debentures - $2,500,000

                  The Original Debenture which was a $2,500,000 senior secured convertible note was amended on November 11, 2008 into two debentures each of which are for a total principal amount of $1,250,000 (the "Amended Debentures).

                  The Amended Debentures bear interest at 10% per annum. The principal and any unpaid accrued interest owing on the debentures are convertible into common stock of the Company in the event of a default or at the option of the holder at the rate of the lesser of i) 100% of the volume weighted average stock price ("VWAP") on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date. The Amended Debentures also contain a redemption option whereby the Company can redeem the Amended Debentures provided its common stock is trading below 100% of the VWAP as quoted by Bloomberg L.P on October 31, 2008 by paying the unpaid principal and interest accrued and a prepayment premium of 15%. The Company must redeem the entire principal amount outstanding at a 15% redemption premium; this redemption premium has been included in accounts payable and accrued liabilities at November 30, 2009.

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

                  The resulting discount of $839,292 was being accreted over the term of the debenture. The assumptions used in the Black-Scholes calculation are as follows: expected life - 5 years; volatility - 78.26%; Dividend rate - 0%; and risk free interest rate is 0.95%.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 5        NOTES PAYABLE - (cont'd)

              e) - (cont'd)

                  (i) Amended Debentures - $2,500,000 - (cont'd)

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

                  The Company determined the allocation of the net proceeds of the Amended Debentures based on the relative fair value of the convertible debenture, the share purchase warrants and the common shares. The fair value of the warrants of $1,578,000 and the common shares of $1,975,000 were determined using the Black-Scholes valuation model and the quoted market price of the shares on the date of issuance, respectively. The resulting discount of $1,736,200 was being accreted over the term of the debentures. The assumptions used in the Black-Scholes calculation are as follows: expected life - 5 years; volatility - 78.26%; Dividend rate - 0%; and risk free interest rate is 3.52%.

                  The Company was required to pay to the investor at closing of the Original Agreements: $17,500 in legal costs, a $10,000 due diligence fee, a 7% commitment fee and a 2% facility fee, 500,000 share purchase warrants and 200,000 shares of common stock. Finder's fees of $150,000 and 52,265 share purchase warrants were paid to Partners Consulting in connection with the Original Agreements pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants is included in fees payable in stock and warrants at November 30, 2009. The warrants expire three years from the date of issuance.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 5        NOTES PAYABLE - (cont'd)

              e) - (cont'd)

                  (i) Amended Debentures - $2,500,000 - (cont'd)

                  The Debentures are secured by all of the assets and property of the Company and its subsidiaries pursuant to a Security Agreement. The debentures were further secured by a Pledge and Escrow Agreement pursuant to which 15,000,000 common shares of the Company to be held in escrow on behalf of the investor.

                  Further, the debenture is subject to a currency adjustment clause whereby the exchange rate between the US Dollar and the Euro will be fixed at the date of closing and if the exchange rate moves unfavorably for the holder of the debenture, the Company will be required to adjust conversion and redemption rates to compensate the holder for any such loss. At November 30, 2009, the Company has accrued $201,427 (February 28, 2009:
                  $Nil) in accounts payable and accrued liabilities with respect to this currency adjustment clause and has charged to operations a corresponding loss from foreign exchange for this amount.

                  The debenture also contains certain restrictions on the Company for new share or debt issuances as long as any principal or interest amount remains outstanding on the debenture.


                  (ii) New Debenture - $1,000,000

                  The New Debenture and has a principal amount of $1,000,000 and matures on October 31, 2010 (the "New Debenture"). The New Debenture bears interest at a rate of 10% per annum compounded monthly. The principal and any unpaid accrued interest owing on the debentures are convertible into common stock of the Company in the event of a default or at the option of the holder at the rate of the lesser of i) 100% of the volume weighted average stock price on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date.

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

                  At the closing of the New  Debentures  the  Company  incurred:
                  $7,500 in legal costs, a $45,000 commitment fee, a $1,000 due diligence fee.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 5        NOTES PAYABLE - (cont'd)

              e) - (cont'd)

                  (ii) New Debenture - $1,000,000 - (cont'd)

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

                  Under  the  provisions  of FSP EITF  00-19-2  "Accounting  for
                  Registration Payment Arrangements ("EITF 00-19-2"), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 "Accounting for Contingencies" and FSB Interpretation No.14 "Reasonable Estimation of the Amount of a Loss". At November 30, 2009, an amount of $641,666 (February 28, 2009 - $270,667) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

                  Included in accounts payable and accrued liabilities at November 30, 2009 is $879,167 (February 28, 2009 - $429,167)
                  for accrued interest and redemption premiums on these notes payable.

                  During the nine month period ended November 30, 2009 and the year ended February 28, 2009, the Company failed to make any of the required redemption payments on the New Debenture. This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.

                  As at November 30, 2009, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 5        NOTES PAYABLE - (cont'd)

              e) - (cont'd)

                  As consideration for entering into negotiations to effect a loan rescheduling and the holder entering into an agreement not to sue, the Company assigned its interest in certain oil and gas leases to the holder (Note 4(f)). The holder also received the 15,000,000 common shares pledged as security against for debentures valued at $4,650,000, based on the quoted market price of the Company's common shares on the date they were released from escrow.

                                                                        Deferred
                                           Face                         Financing       Carrying
                                          Amount         Discount         Costs           Value
__________________________________________________________________________________________________

Balance, March 1, 2008                  $         -     $        -     $         -     $         -

Issuance of Original
Debenture, June 24, 2008                  2,500,000       (839,292)       (252,500)      1,408,208

Commissions paid - cash                           -              -        (150,000)       (150,000)
Finder's fees - warrants                          -              -          (7,592)         (7,592)
Event of default, October 24, 2008                -
Beneficial conversion feature                     -              -      (1,388,320)     (1,388,320)
Accretion of debt discount                        -        839,292       1,798,412       2,637,704
Extinguishment of Original
debenture, October 31, 2008              (2,500,000)             -               -      (2,500,000)
Issuance of Amended Debentures            3,500,000     (1,736,200)        (53,500)      1,710,300
Beneficial conversion feature                     -              -      (1,710,300)     (1,710,300)
Commissions paid - cash                           -              -         (60,000)        (60,000)
Finder's fee - warrants                           -              -         (15,545)        (15,545)
EVENT OF DEFAULT, JANUARY 31, 2009
Accretion of debt discount                        -      1,736,200       1,839,345       3,575,545
Liquidating damages                         270,667              -               -         270,667
__________________________________________________________________________________________________

Balance, February 28, 2009                3,770,667              -               -       3,770,667
Liquidating damages                         641,666                                        641,666
__________________________________________________________________________________________________

Balance, November 30, 2009              $ 4,412,333     $        -     $         -     $ 4,412,333
__________________________________________________________________________________________________


Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 6        RELATED PARTY TRANSACTIONS - Note 8

              The officers of the Company provide consulting and management services to the Company as follows:

                                                                                                  November 4,
                                             Three months ended          Nine months ended       2004 (Date of
                                           _______________________     _____________________     Inception) to
                                                November 30,                November 30,         November 30,
                                             2009          2008          2009         2008           2009
                                           _________     _________     ________     ________     _____________

              Consulting fees              $       -     $  76,141     $      -     $265,523      $   394,859
              Management fees                122,806       215,906      390,752      305,976        1,242,212
              Office and miscellaneous             -             -            -            -            7,000
                                           _________     _________     ________     ________      ___________

                                           $ 122,806     $ 292,047     $390,752     $571,499      $ 1,644,071
                                           =========     =========     ========     ========      ===========

              Included in accounts payable and accrued liabilities at November 30, 2009 is $1,015,408 (February 28, 2009: $504,293) owed to directors and former directors of the Company and companies with directors in common for expenses incurred on behalf of the Company and for unpaid management and consulting fees.

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

              Included in management fees and accounts payable and accrued liabilities is $65,347 (February 28, 2009: $Nil) for amounts owing to directors of the Company pursuant to this compensation policy.

Note 7        CAPITAL STOCK - Notes 4, 5, 6, 8 and 10

              Effective January 11, 2007 the Company completed a forward stock split of the authorized, issued and outstanding shares of common stock on a nine new for one old basis. Authorized capital increased from 75,000,000 common shares to 450,000,000 common shares. Effective April 21, 2008 the Company completed a reverse stock split of authorized, issued and outstanding shares of common stock on a one new for five old basis. Authorized capital decreased from 450,000,000 to 90,000,000. Effective August 9, 2009, the Company obtained shareholder approval to amend its authorized share capital from 90,000,000 common shares, par value $0.001 to 500,000,000 common shares, par value $0.001 and 25,000,000 preferred shares, par value $0.001.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 7        CAPITAL STOCK - Notes 4, 5, 6, and 8

              These financial statements have been retroactively restated to reflect reverse stock split, however the increase in authorized share capital will not become effective until not less than 20 days after the information statement regarding the increase is first mailed to stockholders and until the appropriate filing is made with the Nevada Secretary of State. Subsequent to November 30, 2009, these required filings had not been made but it is management's intention to do so.

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

                      Shares issued under the agreement were as follows:

                                            Number of     Issue         Total
                      Issue Date              Units       Price       Proceeds
                      __________________    __________    _______    ___________

                      May 17, 2007            377,358      $5.30     $ 2,000,000
                      August 1, 2007           31,056      $8.05         250,000
                      September 18, 2007       44,199      $9.05         400,000
                      September 18, 2007       52,133     $10.55         550,000
                      September 27, 2007       28,708     $10.45         300,000
                      October 26, 2007         16,381     $12.21         200,000
                      October 26, 2007         21,097     $11.85         250,000
                      October 26, 2007         35,897      $9.75         350,000
                      November 28, 2007        47,337      $8.45         400,000
                      January 16, 2008         43,478      $3.45         150,000
                      January 24, 2008         96,154      $5.20         500,000
                      January 30, 2008         48,387      $3.10         150,000
                      February 11, 2008        89,286      $2.80         250,000
                      February 26, 2008        96,774      $3.10         300,000
                                            __________               ___________

                                            1,028,245                $ 6,050,000
                                            ==========               ===========

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 7        CAPITAL STOCK - Notes 4, 5, 6, and 8

              a) Share Issuance Agreement: - (cont'd)

                  i) - cont'd

                      As at November 30, 2009, there are 3,048,246 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

                      Number of     Exercise
                       Warrants      Price          Expiry Date
                      _________     ________     __________________

                         20,000       $6.25       February 23, 2010
                        377,358       $6.65            May 17, 2010
                         31,056      $10.05          August 1, 2010
                         44,199      $11.30      September 10, 2010
                         52,133      $13.20      September 10, 2010
                         28,708      $13.05         October 1, 2010
                         16,381      $15.25        October 26, 2010
                         21,097      $14.80        October 26, 2010
                         35,897      $12.20        October 26, 2010
                         47,337      $10.55       November 28, 2010
                         43,478       $4.30        January 16, 2011
                         96,154       $6.50        January 24, 2011
                         48,387       $3.90        January 30, 2011
                         89,286       $3.50       February 11, 2011
                         96,775       $3.90       February 26, 2011
                      2,000,000      $0.001        October 31, 2013
                      _________

                      3,048,246
                      =========

                  ii) On  November  5,  2008,   the  Company   entered   into  a
                      subscription agreement with Carbon Energy Investments Limited ("Carbon Energy") for the sale of 80,000,000 shares of common stock at a price of $0.50 per share for the aggregate price of $40,000,000. Carbon Energy agreed to pay for the shares as follows:

                         - $15,000,000 on or before November 30, 2008 (later
                           amended to December 12, 2008);
                         - $15,000,000 on or before January 31, 2009; and
                         - 10,000,000 on or before March 31, 2009.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 7        CAPITAL STOCK - Notes 4, 5, 6, and 8 - (cont'd)

              a) Share Issuance Agreement: - (cont'd)

                  ii) - cont'd

                      On November 5, 2008, the Company entered into an agreement to purchase shares in Alaska Oil & Gas Resources Limited ("Alaska Oil & Gas") with Carbon Energy. Carbon Energy is the sole owner of Alaska Oil & Gas. Pursuant to the agreement, the Company agreed to acquire 100% of the issued shares of Alaska Oil & Gas from Carbon Energy in consideration for $57,500,000, $250,000 of which was to be paid in cash and the remainder by the issuance of 57,250,000 shares of common stock. On the same day, two of the Company's directors were appointed as directors of Alaska Oil & Gas.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 7        CAPITAL STOCK - Notes 4, 5, 6, and 8  - (cont'd)

              b)   Share Purchase Warrants

                  There were no changes in the Company's share purchase warrants for the periods ended November 30, 2009 and February 28, 2009 as presented below:

                                              November 30, 2009        February 28, 2009
                                            _____________________    _____________________
                                                         Weighted                 Weighted
                                                         Average                  Average
                                            Number of    Exercise    Number of    Exercise
                                            Warrants      Price      Warrants      Price
                                            _________    ________    _________    ________

                  Balance, end of period    3,048,246     $2.53      3,048,246     $2.53
                                            =========     =====      =========     =====

                  The remaining average life of the warrants at November 30, 2009 is 2.85 years (February 28, 2009: 3.61 years).

                  A finder's fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 5(e)) pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants was determined to be $2,573 at November 30, 2009, using the Black-Scholes valuation model. This amount has been included in fees payable in stock and warrants at November 30, 2009. The fair value of these warrants was determined to be $7,592 at February 28, 2009 and, consequently an amount of $5,019 has been shown as a credit to finance fees for the nine months ended November 30, 2009. The assumptions used in the Black-Scholes calculation are as follows: expected life - 3 years; volatility - 192%; Dividend rate - 0%; and risk free interest rate is 1.4%. At November 30, 2009 these warrants had not yet been issued and are included in fees payable in stock and warrants.

                  A finder's fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 5(e) pursuant to a finder agreement dated February 15, 2008. The fair value of the warrants was determined to be $4,601 at November 30, 2009, using the Black-Scholes valuation model. This amount has been included in fees payable in stock and warrants at November 30, 2009. The fair value of these warrants was determined to be $15,545 at February 28, 2009 and, consequently an amount of $10,944 has been shown as a credit to finance fees for the nine months ended November 30, 2009. The assumptions used in the Black-Scholes calculation are as follows: expected life - 3 years; volatility - 192.6%; Dividend rate - 0%; and risk free interest rate is 1.4%. At November 30, 2009 these warrants had not yet been issued and are included in fees payable in stock and warrants.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 8        COMMITMENTS - Notes 4, 5, 7 and 10

              a) By agreements dated June 8, 2007, the Company agreed to pay three directors of the Company a total amount of $20,000 per month for an indefinite period for consulting and management services to the Company. The agreements may be terminated at any time with cause and with three months notice without cause. On October 19, 2007 two of these agreements were amended from $12,000 to (pound)9,000 ($17,900) per month and from $5,000 per month to (pound)7,000 ($13,900). Effective June 1, 2008 these agreements were amended from (pound)9,000 to (pound)15,000 per month and from (pound)7,000 to (pound)12,500 per month. All other terms remained the same. Effective June 1, 2009, the agreement for (pound)12,500 per month was terminated.

              b) On May 8, 2008 the Company entered into a consulting agreement with Partners Consulting Inc. ("PCI"), a Florida Corporation, to introduce the Company to potential new investors. The consideration payable to PCI is warrants to purchase 50,000 shares of common stock due upon signing the agreement. In addition, PCI will receive 6% of the gross proceeds from any potential financing, payable in cash and share purchase warrants equal to 6% of the gross proceeds. In the event a financing is facilitated through an investment banker introduced by PCI, PCI will instead receive 3% of the gross proceeds, payable in cash and share purchase warrants equal to 3% of the gross proceeds. All warrants will have a cashless exercise and will be priced at market value as of the date of the financing and with a minimum expiry period of three years. The consulting agreement is for a period of one year.

                  At November 30, 2009 the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $2,477, which was included in fees payable in stock and warrants at November 30, 2009. The fair value of these warrants was determined to be $7,344 at February 28, 2009 and, consequently an amount of $4,867 has been shown as a credit to consulting fees for the nine months ended November 30, 2009. These warrants are exercisable at $2.77 and will expire three years from the date of issuance. The fair value of these warrants was determined using the Black Scholes valuation model. The assumptions used in the Black-Scholes calculation are as follows: expected life - 3 years; volatility - 192%; Dividend rate - 0%; and risk free interest rate is 1.4%.

              c) On May 21, 2008, the Company signed a letter of commitment whereby the Company agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000 which has been accrued in accounts payable and accrued liabilities as at February 28, 2009. The Company also committed to enter into a well project management and integrated services contract for the management of a well program on the rig. The Company is also obligated to pay a fee of 1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if the Company uses the rig, but not the integrated project management services. The Company also incurred and accrued penalties of $2,000,000 as compensation for lost revenues of the rig owners for its failure to fulfill its obligations under the rig provision contract and may be liable to pay up to an additional $2,000,000 for its share of additional costs incurred by the rig owners during the Company's allotted rig slot.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(STATED IN US DOLLARS)
(Unaudited)


Note 8        COMMITMENTS - Notes 4, 5, 7 and 10 - (cont'd)

              c) - (cont'd)

                  This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at November 30, 2009 as it is likely that will be incurred. A total of $12,910,000 was recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations during the year ended February 28, 2009.

              d) By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and (pound)5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At November 30, 2008, the Company had not yet issued the shares due. The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at November 30, 2009.

              e) During the nine months ended November 30, 2009, the Company recorded a recovery of $11,000 (2008: $Nil) in consulting fees for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors ("BOA") agreements dated November 17, 2007 as compensation to the members of the BOA. An amount of $4,000 is included in fees payable in stock and warrants at November 30, 2009 for these shares.

              f) During the nine months ended November 30, 2009, the Company accrued $8,460 (2008: $Nil) in consulting fees for the fair value of 11,000 common shares issuable to a former employee of the Company. This amount is included in fees payable in stock and warrants at November 30, 2009.

Note 9        SUPPLEMENTAL CASH FLOW INFORMATION

              During the three and nine month periods ended November 30, 2009 and 2008 no amounts were paid for income taxes.

              During the three and nine month periods ended November 30, 2009 and 2008 no amounts were paid for interest charges.

              Transactions not involving cash are excluded from the statement of cash flows. During the nine months ended November 30, 2009, the Company issued 15,000,000 common shares valued at $4,650,000 (2008: $nil) recorded as finance fees for penalties under the debenture agreements (Note 5 e)) and recorded a recovery of finance fees of $15,963 (finance fees of $5,063) for the change in fair value of commissions payable by the issuance of 50,000 warrants. During the nine months ended November 30, 2009, the Company recorded finance fees of $Nil (2008: $514,500) for the issuance of 150,000 common shares as a commission on the issuance of a promissory note.

Note 10       COMPARATIVE FIGURES

              Certain comparative figures have been reclassified to conform with the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report contains forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward looking statements by terminology such as "may", "should", "intend", "expect", "plan", "anticipate", "believe", "estimate", "project", "predict", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements speak only as of the date of this quarterly report. Examples of forward looking statements made in this quarterly report include statements about:

     o    our future exploration programs and results;

     o    our future capital expenditures;

     o    our future financing; and

     o    our future investments in and acquisitions of oil and gas properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks, such as

     o    our ability to establish or find reserves;

     o    volatility in market prices for natural gas and crude oil;

     o    liabilities inherent in natural gas and crude oil operations;

     o uncertainties associated with estimating natural gas reserves and crude oil;

     o    competition  for,  among  other  things,   capital,   acquisitions  of
          reserves, undeveloped lands and skilled personnel;

     o political instability or changes of laws in the countries in which we operate and risks of terrorist attacks;

     o    incorrect assessments of the value of acquisitions;

     o    geological, technical, drilling and processing problems;

     o the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and

     o other factors discussed under "Item 1A. Risk Factors" commencing on page 11 of this quarterly report.

These risks may cause our company's or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward looking statements to conform these statements to actual results.

In this report, the terms "we", "us" and "our" refer to Fox Petroleum Inc. and/or its wholly owned subsidiaries, Fox Petroleum (Alaska) Inc., Fox Petroleum, Inc. (a Kansas corporation) and Fox Energy Exploration Limited, as the case may be.

OUR BUSINESS

We are a development stage company engaged in the identification, acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We have oil and gas interests in a UK onshore license, and joint venture interests in a gas well in Texas.

Funding has not been made available to pay back Daniel Donkel and Samuel Cade for the Alaskan lease rental fees paid by them on our behalf. As a result we now own no leases in Alaska.

In addition, the annual UK onshore license fees are now overdue. It is highly likely that our UK onshore license will be returned to the UK government if we cannot find a suitable assignee. As a result, we are unlikely to have any oil and gas properties in the UK.

The JV interest in the Texas well required a payment to be made in the order of $62,000 to maintain our position in the well. This payment has not been made and consequently we have relinquished our interest in the well.

ANTICIPATED OPERATING EXPENSES AND WORKING CAPITAL REQUIREMENTS

We estimate our minimum operating expenses and working capital requirements for the 12 month period ending August 31, 2010 to be as follows:

     Exploration Costs                                    $       Nil
     Employee and Consultant Compensation
                                                              120,000
     Professional Fees                                        100,000
     General and Administrative Expenses                       60,000
     Current Liabilities due in the 12 month period
        ending November 2010                               23,442,598
                                                          ___________
     Total                                                $23,722,598
                                                          ___________

EXPLORATION COSTS

We do not expect to incur exploration costs for the 12 month period ending November 30, 2010 unless we obtain sufficient level of financing.

EMPLOYEE AND CONSULTANT COMPENSATION

We estimate our employee and consultant compensation expenses for the 12 month period ending November 30, 2010 to be approximately $120,000.

PROFESSIONAL FEES

We estimate our legal and accounting expenses for the 12 month period ending November 30, 2010 to be approximately $100,000.

GENERAL AND ADMINISTRATIVE EXPENSES

We estimate our general and administrative expenses for the 12 month period ending November 30, 2010 to be approximately $60,000. These expenses primarily consist of lease payments, office supplies and office equipment, and travel expenses.

CURRENT LIABILITIES

As of November 30, 2009, we had the current liabilities of 23,442,598 which are due in the 12 month period ending November 30, 2010.

RESULTS OF OPERATION

REVENUES

From our inception on November 4, 2004 to November 30, 2009, we had no operating revenues.

EXPENSES

The major components of our expenses for the nine month periods ended November 30, 2009 and 2008 are outlined in the table below:


                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                           NOVEMBER 30,                  NOVEMBER 30,
                                    __________________________    __________________________
                                       2009           2008           2009           2008
                                    ___________    ___________    ___________    ___________

EXPENSES
Accounting and audit fees           $    26,500    $    31,409    $    83,726    $   135,718
Accretion of convertible note                 -        980,324              -      1,073,423
Advertising and public relations              -         44,428            286        250,669
Bank charges                                 16          2,192          9,856          9,194
Consulting fees (recovery)               (4,385)      (155,629)       107,189        470,109
Filing and transfer agent                     -          6,841          7,352         24,478
Finance fees                            207,073      2,919,413      5,275,703      3,648,653
Foreign exchange                        223,243        (14,027)       488,381        (14,027)
Insurance                                     -              -              -         45,117
Interest on notes payable               335,755         96,085        527,403        199,613
Impairment of oil and gas assets        588,270      2,512,468        588,270      2,512,468
Legal fees                               10,205        102,349         36,922        211,986
License fees                                  -              -         67,328              -
Management fees                         139,765        215,906        456,098        444,159
Office and miscellaneous                    927         18,059         27,132        183,128
Travel and entertainment                      -         26,394              -         74,708
                                    ___________    ___________    ___________    ___________
TOTAL                               $ 1,527,369    $ 6,786,212    $ 7,675,646    $ 9,274,396
                                    ===========    ===========    ===========    ===========


ACCOUNTING AND AUDIT FEES

The decrease in accounting and audit fees for the nine-month period ended November 30, 2009 as compared to the 9 month period ended November 2008 was primarily due to lower work volume.

ACCRETION OF CONVERTIBLE NOTE

The decrease in accretion of convertible note for the nine-month period ending November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to the default by our company during the 2009 year end of repayments on notes resulting in an immediate accretion of the entire discount of the notes during the 2009 year end.

ADVERTISING AND PUBLIC RELATIONS

The decrease in advertising and public relations expenses for the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to lack of funding.

BANK CHARGES

The decrease in bank charges for the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to lower volume of transactions.

CONSULTING FEES

The decrease in consulting fees for the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to consultants resigning.

FILING AND TRANSFER AGENT

The decrease in filing and transfer agent fees for the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to lower volume of transactions.

FINANCE FEES

The decrease in finance fees for the three-month period ended November 30, 2009 as compared to the three-month period ended November 30, 2008 was primarily due to no additional financing being received in November, 2008.

The increase in finance fees for the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to our defaulting on repayment terms of the debentures, triggering a large one-time penalty payable in shares of our company.

FOREIGN EXCHANGE

The increase in foreign exchange expenses for the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to our holding significant balances of unpaid salaries and trade payables denominated in British pounds, which have gone unpaid during the nine-month period ended November 2009. In addition, the Company recognized a large foreign exchange loss payable under the terms of the foreign exchange adjustment clause set out in the debenture agreements. All of these losses are unrealized as at November 30, 2009.

INSURANCE

The decrease in insurance expenses the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to non renewal of the directors and officers insurance premium.

INTEREST ON NOTES PAYABLE

The increase in interest on notes payable expenses for the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to convertible debentures being issued part way through the nine-month period ended November 30, 2008 and outstanding during the entire nine-month period ended November 30th, 2009.

LEGAL FEES

The decrease in legal fees for the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to decrease in work volume.

MANAGEMENT FEES

The decrease in management fees for the three-month period ended November 30, 2009 as compared to the three-month period ended November 30, 2008 was primarily due to and the resignation of a member of management during the first part of 2009.

Management fees for the nine-month ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 remained relatively stable due to the recognition of independent director compensation during the 2010 year end, which has been offset by the above mentioned resignation of a member of management.

OFFICE AND MISCELLANEOUS

The decrease in office and miscellaneous expenses for the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was primarily due to a significant decrease in activity during the nine-month period ended November 30, 2009.

TRAVEL AND ENTERTAINMENT

The decrease in travel and entertainment expenses for the nine-month period ended November 30, 2009 as compared to the nine-month period ended November 30, 2008 was due to a significant decrease in activity during the nine-month period ended November 30th 2009

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                              AT NOVEMBER 30,    AT FEBRUARY 28,
                                   2009               2009
                              _______________    _______________

Current Assets                $       1,143      $     163,923
Current Liabilities           $  23,442,598      $  21,289,775
Working Capital (Deficit)     $ (23,441,455)     $ (21,125,852)

As of November 30, 2009, we held a cash balance of $1,143 and a working capital deficit of $23,441,455, compared to a cash balance of $6,205 and a working capital deficit of $21,125,852 as of February 28, 2009. We have suffered recurring losses from inception.

FINANCING FROM TRAFALGAR CAPITAL SPECIALIZED INVESTMENT FUND, LUXEMBOURG

We failed to make most payments due to Trafalgar Capital Specialized Investment Fund, Luxembourg under the various securities purchase arrangements (approximately $196,000 in scheduled principal, premium and interest repayments at February 28, 2009). We later were not in a position to repay the $1,250,000 principal due at the end of April 2009 under a Securities Purchase Agreement with Trafalgar (which would have left $2,250,000 principal outstanding).

Subsequently, Trafalgar and we have commenced negotiations to amend the various securities purchase agreements to avoid default notices and legal action having to be taken.

As a result, in April 30, 2009, we and Trafalgar entered into amendment to the securities purchase agreement, secured debenture, registration rights agreement and security agreement, whereby Trafalgar agreed to extend the maturity date of a secured debenture in the principal amount of $1,250,000 until October 31, 2009 from April 30, 2009.

We were not able to repay Trafalgar $1,250,000 principal due under the secured debenture with the extended maturity date of October 31, 2009 by that maturity date and we are in discussion with Trafalgar as to a remedy.

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

We failed to repay these amounts and as such, these leases were automatically assigned to Messrs. Donkel and Cade under the lease assignment agreements signed by us and held in escrow by Messrs. Donkel and Cade.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

As of November 30, 2009, we had cash of $1,143 and had a working capital deficit of $23,441,455. We do not have any credit available to us nor have we identified other sources of capital and it is unlikely, given our current financial condition and the ongoing global financial crisis, that we will secure any additional credit or capital. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. If we discontinue our operations, our stockholders will lose the entire amount of their investments in our company.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

We incurred net losses of $7,550,503 for the nine-month period ended November 30, 2009. At November 30, 2009, we had accumulated a deficit of $42,507,929 and had a working capital deficit of $23,441,455.

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

If we are required to repay the secured convertible debentures or any other indebtedness for any reason, we would be required to use our limited working capital and raise additional funds. Because we were unable to pay back Daniel Donkel and Samuel Cade for the Alaskan lease rental fees paid by them on our behalf, the process of assigning our Alaskan leases to Messrs. Donkel and Cade has now been completed and we now own no leases in Alaska. If we are unable to repay the secured convertible debentures or any other indebtedness when required, it may result in our having no or nominal assets and we may be forced to cease our operations. In addition, the lenders could commence legal action against our company and foreclose on all of our assets to recover the amounts due. Any such legal action would require our company to possibly cease our operations.

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

Even if we are able to establish any oil or gas reserves on our properties, our ability to produce and market oil and gas is affected and also may be harmed by:

     o    inadequate pipeline transmission facilities or carrying capacity;

     o    government regulation of natural gas and oil production;

     o    government transportation, tax and energy policies;

     o    changes in supply and demand; and

     o    general economic conditions.

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

WE WILL HAVE SUBSTANTIAL CAPITAL REQUIREMENTS THAT, IF NOT MET, MAY HINDER OUR GROWTH AND OPERATIONS.

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties. Future cash flows and the availability of financing will be subject to a number of variables, such as:

     o    the success of our planned projects in Texas and in the UK;

     o    success in locating and producing reserves; and

     o    prices of natural gas and oil.

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

Additional debt financing could lead to:

     o a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

     o    being more vulnerable to competitive pressures and economic downturns;
          and

     o    restrictions on our operations.

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

The geographic concentration of our joint venture interests in Texas and our UK onshore license means that our properties could be affected by the same event should the regions experience:

     o    severe weather;

     o delays or decreases in production, the availability of equipment, facilities or services;

     o delays or decreases in the availability of capacity to transport, gather or process production; or

     o    changes in the regulatory environment.

THE OIL AND GAS EXPLORATION AND PRODUCTION INDUSTRY IS HISTORICALLY A CYCLICAL INDUSTRY AND MARKET FLUCTUATIONS IN THE PRICES OF OIL AND GAS COULD ADVERSELY AFFECT OUR BUSINESS.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

     o weather conditions in the United States and wherever our property interests are located;

     o economic conditions, including demand for petroleum-based products, in the United States and the rest of the world;

     o    actions by OPEC, the Organization of Petroleum Exporting Countries;

     o political instability in the Middle East and other major oil and gas producing regions;

     o    governmental regulations, both domestic and foreign;

     o    domestic and foreign tax policy;

     o    the  pace  adopted  by  foreign   governments  for  the   exploration,
          development, and production of their national reserves;

     o    the price of foreign imports of oil and gas;

     o    the cost of exploring for, producing and delivering oil and gas;

     o    the discovery rate of new oil and gas reserves;

     o    the rate of decline of existing and new oil and gas reserves;

     o    available pipeline and other oil and gas transportation capacity;

     o    the ability of oil and gas companies to raise capital;

     o    the overall supply and demand for oil and gas; and

     o    the availability of alternate fuel sources.

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

The success of our business depends upon the efforts of various third parties that we do not control. We may need to contract many service providers such as rig and drilling contractors. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

     o    the timing and amount of capital expenditures;

     o    the operator's expertise and financial resources;

     o    approval of other participants in drilling wells;

     o    selection of technology;

     o    the rate of production of the reserves; and

     o the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

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

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

THE FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny  stock"  rules  described  above,  Financial  Industry
Regulatory Authority or FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

WE DO NOT INTEND TO PAY DIVIDENDS ON ANY INVESTMENT IN THE SHARES OF STOCK OF OUR COMPANY.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

MAJORITY SHAREHOLDERS

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

Our management evaluated our disclosure controls and procedures as of November 30, 2009 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management concluded that as of February 28, 2009, our internal control over financial reporting was not effective. If such ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Please see Item 2 of Part I - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Annual Rental Payments for Leases in Alaska.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective August 6, 2009, Trafalgar Capital Specialized Investment Fund, Carbon Energy Investments Limited, and Richard Moore, the holders of the majority of the outstanding shares of our common stock, gave us their written consents to the amendment and restatement of our articles of incorporation to:

     o to authorize 25,000,000 shares of preferred stock with a par value of $0.001 per share, which may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by our board of directors;

     o to increase the number of authorized shares of our common stock from 90,000,000 to 500,000,000;

     o    to add an indemnification of director or officer clause;

     o    to add a limitation of liabilities of director or officer clause;

     o to add a clause opting out of the acquisition of controlling interest provisions of the Nevada Revised Statutes;

     o to add a clause opting out of the combinations with interested stockholders provisions of the Nevada Revised Statutes; and

     o    to update and remove certain outdated provisions.

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

ITEM 5. OTHER INFORMATION.

Please see Item 2 of Part I - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Annual Rental Payments for Leases in Alaska. INSERT 14C paragraph

ITEM 6. EXHIBITS.

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

EXHIBIT
NO.           DESCRIPTION

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

EXHIBIT
NO.           DESCRIPTION

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


By: /s/ RICHARD MOORE
    __________________________________________________________________
        Richard Moore
        President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)


Date: January 18, 2010