Form 10-K
period 2010-02-28
FOX PETROLEUM INC.
filed 2010-06-14
CIK 1326252

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-52721

FOX PETROLEUM INC.

__________________________________________
(Name of small business issuer in its charter)

NEVADA	n/a
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

64 KNIGHTSBRIDGE
LONDON, ENGLAND UK SW1X 7JF

44-207-590-9630
____________________
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE	Name of each exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  [  ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [X]  Yes  [  ]  No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  [X]  Yes   [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ]  Yes   [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes   [X]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: August 31, 2009: $120,4878.30

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  [  ]  Yes   [  ]  No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 84,668,245 shares of common stock outstanding as of June 11, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

Transitional Small Business Disclosure Format (Check one):  [  ]  Yes   [X]  No

FOX PETROLEUM INC.
FORM 10-K

INDEX

PAGE

Item1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Removed and Reserved

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantity and Qualitative Disclosure About Market Risks

Item 8.	Financial Statements and Supplemental Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accountant Fees and Services

Item 15.	Exhibits and Financial Statement Schedules

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identified by our use of certain terminology, including “will,” “believes,” “may,” “expects,” “should,” “seeks,” “anticipates,” or “intends,” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; our future exploration programs and results; our future capital expenditures; our future financing; and our future investments in and acquisitions of oil and gas properties as well as those factors discussed in the sections entitled “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated, or projected. Forward-looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward looking statements to conform these statements to actual results.

All references in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “FXPT.OB,” and the “Company” refer to Fox Petroleum Inc. and/or its wholly owned subsidiaries, Fox Petroleum (Alaska) Inc., Fox Petroleum, Inc. (a Kansas corporation) and Fox Energy Exploration Limited, as the case may be.

AVAILABLE INFORMATION

Fox Petroleum Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Fox Petroleum Inc. was incorporated under the laws of the State of Nevada on November 4, 2004 under the name of “Nova Resources Inc.” Subsequently, our Board of Directors decided to change our name to “Fox Petroleum Inc” to better reflect the new direction of our business of exploration and development activities to the oil and gas sectors. Therefore, on February 5, 2007, we changed our name to “Fox Petroleum Inc.”. The name change was accomplished through a merger with our wholly owned subsidiary, Fox Petroleum Inc., which was incorporated for the sole purpose of changing our name with our company carrying on as the surviving corporation under the new name of “Fox Petroleum Inc.” As of the date of this Annual Report, we are a development stage company engaged in the identification, acquisition, exploration and, if warranted, development of prospective oil and gas properties. We have oil and gas interests in a United Kingdom onshore license and joint venture interests in Texas.

Subsidiaries

Fox Petroleum (Alaska) Inc.

On April 17, 2007, we incorporated a wholly owned subsidiary, Fox Petroleum (Alaska) Inc. (“Fox Petroleum Alaska”) under the laws of the State of Alaska in order to carry out our Alaska operations after completing a lease purchase and sale agreement with Fox Petroleum LLC. In order to hold Alaska oil and gas leases, we either had to be registered in Alaska or operate through an Alaska subsidiary.

Fox Energy Exploration Limited.

On May 17, 2007, we incorporated a wholly owned subsidiary, Fox Energy Exploration Limited (“Fox Energy Exploration Limited”), in England and Wales to hold assets in the United Kingdom under a farm-in agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited.

TRANSFER AGENT

Our transfer agent and registrar for our common stock is Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite 304, Henderson, Nevada 89074.

CURRENT BUSINESS OPERATIONS

As of the date of this Annual Report, we are a development stage company engaged in the identification, acquisition, exploration and, if warranted, development of prospective oil and gas properties. Our properties are described below.

NORTH SLOPE, ALASKA

North Slope Purchase Agreement

On October 10, 2007, our wholly owned subsidiary, Fox Petroleum Alaska, entered into a purchase agreement (the “North Slope Purchase Agreement”) with Daniel Donkel and Samuel Cade to acquire a 100% working interest on eight oil and gas leases located in the North Slope, Alaska in consideration for $250,000 and 80,000 shares of our common stock. On November 2, 2007, the North Slope Purchase Agreement was amended to add us as a party. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. Acquisitions of these eight oil and gas leases were completed effective March 1, 2008.

Lease Purchase and Sale Agreement

On August 14, 2007, we acquired eleven oil and gas leases in North Slope, Alaska under that certain lease purchase and sale agreement dated May 29, 2007 (the “Lease Purchase and Sale Agreement”) entered into with Fox Petroleum LLC, a Nevada limited liability company (“Fox Petroleum”). Effective March 1, 2008, we acquired an additional twelfth oil and gas lease under the Lease Purchase and Sale Agreement. These leases were previously assigned to our wholly owned subsidiary, Fox Petroleum Alaska. We had a combined 100% working interest in these twelve state-issued oil and gas leases subject to a royalty of 16.67% to the State of Alaska and a private royalty of 5%.

Cook Inlet Lease Purchase Agreement

On October 10, 2007, through our wholly owned subsidiary, Fox Petroleum Alaska, we entered into a lease purchase agreement (the “Cook Inlet Lease Purchase Agreement”) with Daniel Donkel and Samuel Cade to acquire six oil and gas leases located in the Cook Inlet, Alaska in consideration for $750,000. These leases are subject to a total of 5% overriding royalty interests to Daniel Donkel and Samuel Cade and a royalty of 16.67% to the State of Alaska. The six leases under the Cook Inlet Purchase Agreement comprise approximately 46,000 acres. All of these leases expire on September 30, 2013.

Rental Payment For Alaska Leases Agreement

On January 30, 2009, we entered into an agreement (the “Agreement”) with Daniel Donkel and Samuel Cade (collectively, the “Payors”) regarding the twelve oil and gas leases in the State of Alaska, which were sold by the Payors to us. Under the terms of the Agreement, the Payors agreed to use their best efforts to make, on our behalf, annual rental payments for the twelve leases totaling up to $64,980 on or before the due date of each payment. The payments were due on February 1, 2009 and were paid by the Payors on February 1, 2009.

We agreed to repay by March 2, 2009 any portion of the payments made by the Payors. The repayment amount is subject to an 18% interest rate per annum. We also granted the Payors a security interest in our right, title, and interest in the twelve leases. We further agreed to transfer and assign 25% of our right, title, and interest in the twelve leases to Mr. Donkel and 75% of our right, title, and interest in the twelve leases to Mr. Cade in the event of our failure to pay the repayment amount in a timely manner.

We were not in a position to reimburse the Payors. Before the end of May 2009, we entered into a further amendment to the Agreement with the Payors extending repayment deadline to August 14, 2009 within which we had to repay the annual rental payments made by the Payors on February 1, 2009 together with interest. In order to obtain the extension, we executed lease assignments for all of the above twelve oil and gas leases and delivered them into escrow with the attorney of the Payors. We also had lease payments unpaid totaling $25,126 for five leases which were due by March 1, 2009. We also had to further pay $25,790 for Alaska lease payments for three leases by June 1, 2009.

As of May 16, 2009 and May 29, 2009, we entered into further amendments to the Agreement with the Payors whereby the Payors paid lease rental fees of $25,126 for five leases which were due by March 1, 2009 and lease rental fees of $25,790 for three leases which were due by June 1, 2009, respectively, on our behalf. Under the amended Agreement, we had until August 14, 2009 to repay the Payors in full including any accrued interest. The amount paid on our behalf is subject to an 18% interest rate per annum. If we failed to repay the Payors, the leases would automatically be assigned to the Payors under the lease assignment agreements held in escrow.

We could not provide any assurance that we would be able to obtain financing arrangements to repay the Payors by August 14, 2009. Therefore, all costs incurred of $2,401,282 relating to the North Slope leases were written off on our statement of operations during fiscal year ended February 28, 2009. During fiscal year ended February 28, 2010, we failed to repay the Payors by the due date and assignment of the related leases to the Payors was triggered. Consequently, the fees are no longer payable and outstanding lease fees and accrued interest of $98,400 was recorded as a gain on recovery of payables.

Furthermore, all costs incurred of $1,061,727 relating to the Cook Inlet leases were written off on our statement of operations during fiscal year ended February 28, 2009. During fiscal year ended February 28, 2010, we failed to repay the Payors and the assignment of the related leases to the Payors was triggered. Consequently, outstanding lease fees and accrued interest of $26,743 was recorded as a gain on write off of amounts payable.

ANGLESEY, NORTH SEA, UNITED KINGDOM

On July, 31, 2007, through our wholly owned subsidiary, Fox Energy Exploration Limited, we acquired a total of 33.33% interests in a United Kingdom petroleum production license under a farm-in agreement dated June 8, 2007 (the “Farm-In Agreement”) with Granby Enterprises Limited and Atlantic Petroleum UK Limited. The license P1211 covers blocks 14/9a and 14/14b located in the UK North Sea (the “License”). Under the terms and provisions of the Farm-In Agreement, and in consideration for the farm-in interest, we agreed to fund 100% of the high resolution 2D seismic survey and pseudo 3D processing over the License and our 33.33% share of the License budget costs from June 1, 2007. In addition to the acquisition of the 33.33% interest in the License, we obtained an exclusive, non-transferable option to acquire an additional 26.67% interest in the License. We declined to exercise the option.

Pursuant to the Farm-In Agreement, we paid more than $2,000,000 cost for the hi-density 2D seismic survey over the Anglesey prospect located in the License. We acquired the seismic data on the Anglesey prospect and further to analysis of all relevant data by the parties to the agreement, it was decided that economic viability of the project could not be proven, and we relinquished the License on February 1, 2009.

During fiscal year ended February 28, 2010, we returned the License to the United Kingdom government and consequently all costs incurred of $2,512,856 were written-off on the statement of operations during fiscal year ended February 28, 2010.

SPEARS GAS WELL, TEXAS

On October 9, 2007, we entered into a subscription agreement (the “Subscription Agreement”) with Trius Energy LLC (“Trius Energy”), pursuant to which we acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for $500,000. The joint venture consists of Trius Energy’s 72.75% working interest in the Spears Gas Unit 2, Well #1 and was formed to reopen the gas well. Drilling activities commenced in November 2007 for the reworking of the gas well and initial test production from the gas well took place in early January 2008. The well has been dormant since then and is still shut in. Trius Energy is unable to finance the well further and is currently seeking additional finance/partners to continue works.

Therefore, as of the date of this Annual Report, the Spears Gas Unit 2, Well #1 is shut-in awaiting further financing.

BOURBON, NORTH SEA, UNITED KINGDOM

Farm-In Agreement

On November 8, 2007, through our wholly owned subsidiary, Fox Energy Exploration Limited, we entered into a farm-in agreement (the “Farm-In Agreement”) with Valiant North Sea Limited (“Valiant”) and Petrofac Energy Developments Limited (“Petrofac”). Pursuant to the terms and provisions of the Farm-In Agreement, Valiant and Petrofac agreed to assign a total of 46% interest in the southern part of block 211/17 located in the United Kingdom North Sea. In consideration for the 46% interest, we agreed to pay for 89% of the cost of drilling an exploration well on the southern part of the block and perform certain related works to the drilling an exploration well. Our primary target for the exploration well was the Bourbon prospect located in the southern part of block 211/17.

Aimwell Energy Agreement

Under a separate agreement with Aimwell Energy Ltd. (“Aimwell”), we agreed to transfer a 4.6% interest out of above 46% interest to Aimwell when we acquired the 46% interest from Valiant and Petrofac. Following the transfer of the 4.6% interest to Aimwell, we agreed to pay Aimwell’s share of all costs, expenses, liabilities, and obligations arising in respect of the operations on the southern part of block 211/17 until a field development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the block. Thereafter, we and Aimwell each agreed each to be responsible for its respective share of costs. Michael Rose and Robert Frost, who were our directors from May 5, 2008 to April 2, 2009, are the beneficial owners and directors of Aimwell.

Senergy Limited Letter of Commitment

On April 15, 2008, we signed a letter of commitment (the “Letter of Commitment”) with Senergy Limited, an international integrated oil services company (“Senergy”), to utilize the Byford Dolphin semi-submersible drilling rig to drill a well on our Bourbon prospect. On May 20, 2008, we signed a new Letter of Commitment with Senergy, which was countersigned by Senergy on May 21, 2008. We agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total rig cost of $8,910,000. We also committed to enter into a well project management and integrated services contract for the management of a well program on the rig. We are also obligated to pay a fee of $1.75% of the operating rig rate, for the duration of the use of the rig, if we use the rig, but not the integrated project management services of Senergy. We also committed to enter into a side letter agreement with Senergy and its other clients who will be using the rig to share any mobilization and demobilization or other costs that can be reasonably and equitably be shared on a pro-rata basis (based on days the rig is used).

On November 19, 2008, Blackhawk Investments Limited, a party related to Carbon Energy, agreed in a written commitment to irrevocably underwrite our commitment to Senergy in respect of all costs related to the drilling of the 211/17 Bourbon prospect in a sum not to exceed $30,000,000. The first tranche of $15,000,000 was to be transferred to us no later than November 30, 2008 with the balance arriving no later than March 2009. To date, we have received no funding whatsoever from either Carbon Energy or Blackhawk. We are currently reviewing our legal position and any associated remedies relating to this.

Effective February 27, 2009, Valiant and Petrofac terminated the Farm-In Agreement. Consequently all costs incurred of $1,419,627 were written off on the statement of operations during fiscal year ended February 28, 2009.

We have incurred substantial costs (approximately $10,910,000) under this Letter of Commitment, which was entered into to fulfill our obligations under the Farm-In Agreement, and may be liable to incur a further $2,000,000 in penalties for our failure to fulfill our commitment for the use of the rig. This additional amount has been accrued in full as at February 28, 2009. We are currently negotiating a memorandum of understanding with Senergy to convert this debt into a strategic alliance between the companies whereby we will contract to have Senergy as a preferred contractor and offer Senergy a revenue stream and an option to participate in our stock. There is no guarantee that we will negotiate and agree upon a binding agreement.

GENESEO-EDWARDS, KANSAS

On June 26, 2008, we purchased three leases comprising 320 acres and located in Ellsworth County, Kansas from Hodgden & Associates. Mr. Hodgden and Dr. Knight received the sum of $80,000 from us and Hodgden & Associates sold and assigned to us an 80% net revenue interest (100% working interest) in these three leases. The landowner royalty on each of these leases was 12.5% and Hodgden & Associates retained an overriding royalty interest of 7.5% in each lease. We were expected to drill a minimum of ten wells on these leases and we were to drill and establish production on each lease before the expiration date of each lease.

We commenced a 10-well drilling program for these leases in September 2008. We drilled four wells in Ellsworth, Kansas and received net sales proceeds of approximately $90,000 from “test” production of 2,620 barrels from two of these wells between October 2008 and January 2009. Since January 2009, operations (and therefore production) have been suspended due to the need for implementation of water disposal facilities for which further funding was not available.

On October 14, 2008, through our wholly owned subsidiary, Fox Petroleum, we entered into two oil and gas lease agreements with Bryant T. Wires and Rosalie Wires. Pursuant to the agreements, we acquired two oil and gas leases for the lands located in the county of Ellsworth in Kansas in consideration of $10 per acre for total consideration of $3,200. Each of these two leases contains about 160 acres. The leases will remain in force for a term of two years and, after the first two years, as long as oil or gas are or can be produced, if any. On October 21, 2008, we registered the above two leases with the Register of Deeds of Ellsworth County of State of Kansas. We were required to deliver Mr. and Mrs. Wires, as a royalty, 1/8th of part of all oil produced and saved from the leased premises, if any, or at our option may pay them for such 1/8th royalty the market price at the wellhead for oil of like grade and gravity prevailing on the day such oil is run into the pipeline or into storage tanks. We were also required to pay Mr. and Mrs. Wires, as a royalty, 1/8th of the proceeds received by us from the sale of gas produced from the lands leased, if any. The leases are paid-up leases and may be maintained during the first two years without further payments or drilling operations.

Under threat of immediate foreclosure, we sold and assigned to TCF Oil and Gas Corp., a Florida corporation (“TCF Oil and Gas”), all of our properties located in Ellsworth County, Kansas in consideration of the payment of $100 from TCF Oil and Gas to us and of the simultaneous execution by Trafalgar of a covenant not to sue us for an in personam judgment under the obligations evidenced or secured by the various loan documents between Trafalgar and us. Therefore, as of the date of this Annual Report, we do not own any oil and gas leases in Kansas. See “Item __.

UK ONSHORE, UNITED KINGDOM

On June 3, 2008, we acquired four 10 km x 10 km UK onshore license blocks in the south of England. The UK government made available this Petroleum Exploration and Development License and awarded the blocks totaling 400 km2 to us and Aimwell in the latest round of onshore licensing. In return for the license, we will have to shoot 60 km of 2D seismic within the 6-year term of the license. Interpretation and analysis of the seismic data acquired will help further define the prospect, after which we will have an option to drill a well, or simply relinquish the license. While the tendering process for the aforementioned seismic acquisition obligation has been put on hold we expect it to resume in the second half of 2009.

On September 5, 2008 our subsidiary, Fox Energy Exploration Limited, entered into a letter agreement (the “Letter Agreement”) with Aimwell. Two of our former directors, Michael Rose and Robert Frost, are the beneficial owners and directors of Aimwell. The Letter Agreement related to the participation in four UK onshore license blocks in the south of England, which have been awarded to both companies by the UK government in May 2008. Pursuant to the Letter Agreement, we have a 90% interest in the four blocks and Aimwell has a 10% interest. We will pay Aimwell’s 10% share of all costs, expenses, liabilities and obligations arising in respect of operations jointly conducted by us and Aimwell in respect of each license block until a filed development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, we and Aimwell will each be responsible for its respective share of costs, with us being responsible for 90% of the costs and Aimwell responsible for its 10% share of the costs. We agreed to be named as operator of all blocks (subject to the approval by the UK government) and to negotiate and execute a joint operating agreement in respects of the licenses no later than 6 months following the award of the licenses. We agreed to pay a consideration of £10,000 per block awarded (a total of £40,000 for all four blocks) to Aimwell on receipt of an appropriate invoice from Aimwell to cover past technical costs and an initial 3 months technical management of the blocks by Aimwell.

25th ROUND LICENSE BLOCKS 13/17 and 210/20e, UNITED KINGDOM

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

On September 5, 2008 our subsidiary, Fox Energy Exploration Limited, entered into another letter agreement (the “Aimwell Letter Agreement”) with Aimwell relating to the participation in an application made for blocks 13/17 & 210/20e. Pursuant to the Aimwell Letter Agreement, we would have had a 90% interest in the blocks and Aimwell would have had a 10% interest. We would have paid Aimwell’s 10% share of all costs, expenses, liabilities and obligations arising in respect of operations jointly conducted by us and Aimwell in respect of each license block until a field development plan is formally approved by the UK Secretary of State responsible for such matters, for the development of a discovery of petroleum in the blocks. Thereafter, we and Aimwell each would be responsible for its respective share of costs, with us being responsible for 90% of the costs and Aimwell responsible for its 10% share of the costs. We agreed to be named as operator of all blocks (subject to the approval by the UK government) and to negotiate and execute a joint operating agreement in respects of the licenses no later than six months following the award of the licenses. We agreed to pay a consideration of £32,000 to Aimwell for preparation of the application documentation for the blocks. We also agreed to pay a further consideration of £50,000 to Aimwell per each block awarded to both companies by the UK government to cover an initial three months technical management of each block by Aimwell.

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

As of the date of this Annual Report, we intend to continue our efforts to fund the drilling program in the southern part of block 211/17. Should these efforts be successful, we intend to recommence discussions with Valiant and Petrofac with a view to putting in place a new agreement. There is no guarantee that such efforts will be successful and, if successful, that such a new agreement will be put in place.

Alaska Oil & Gas Resources Limited

On November 5, 2008, we entered into an purchase agreement (the “Purchase Agreement”) with Carbon Energy Inc. (“Carbon Energy”) to purchase shares in Alaska Oil & Gas Resources Limited (“Alaska Oil & Gas”) from Carbon Energy. Pursuant to the Purchase Agreement, we agreed to acquire 100% of the total issued and outstanding shares of Alaska Oil & Gas from Carbon Energy in consideration for $57,500,000, $250,000 of which was to be paid in cash and the remainder by the issuance of 57,250,000 shares of our common stock at a deemed price of $1.00 per share. In addition, Carbon Energy agreed to procure the directors of Alaska Oil & Gas to appoint Richard Moore (our prior chairman, president, chief executive officer and director) as director and another party as director and as secretary of Alaska Oil & Gas. On the same day, Mr. Moore and William MacNee (our prior chief operating officer and director) were appointed as directors of Alaska Oil & Gas.

On November 28, 2008, we entered into an amendment to the Purchase Agreement with Carbon Energy relating to purchase of Alaska Oil & Gas whereby it was agreed that the consideration to be paid pursuant to the amended Purchase Agreement was varied such that the consideration would amount to $57,500,000, payable by the issuance of 2,000,000 shares of our common stock within three business days of November 2008 and 55,500,000 shares on completion of the transaction, as described in the Purchase Agreement for the purchase of Alaska Oil & Gas, with all shares having a deemed price of $1.00 per share. On December 2, 2008, we issued 2,000,000 shares of our common stock to Carbon Energy pursuant to the terms of the amended Purchase Agreement.

On December 3, 2008, we also entered into a letter agreement (the “Letter Agreement”) with Carbon Energy whereby Carbon Energy agreed to return the 2,000,000 shares of our common stock to us upon demand unless certain conditions are fulfilled or waived. The conditions were, among others, that Carbon Energy must have completed in full the subscription agreement dated November 5, 2008 except that the first $20,000,000 must be paid to us on or before December 7, 2008 and that Carbon Energy must have sold to us Alaska Oil & Gas which must own North Alexander, Kitchen and East Kitchen oil and gas leases pursuant to the Purchase Agreement relating to the purchase of Alaska Oil & Gas.

To date, Carbon Energy has neither delivered on any part of the above transactions nor has it been able to demonstrate any ability to amend or extend the above transactions to our satisfaction. Therefore, having given due consideration to the above mentioned in light of market conditions and having discussed with Carbon Energy its financial capabilities, we are of the view that it is highly unlikely that Carbon Energy can fulfill any of the above mentioned transaction demands and as such we feel obliged to terminate all arrangements with Carbon Energy forthwith. This termination also annulled the appointments of Richard Moore and William MacNee as directors of Alaska Oil and Gas.

There is an unsigned version of an agreement dated April 15, 2009 between us and Carbon Energy relating to cancelling the original sale and purchase of shares in Alaska Oil & Gas, which was dated November 5, 2008 and the amendments to the Purchase Agreement. We only possess an unsigned version of the agreement dated April 15, 2009 and it remains unclear as to whether it was ever signed by both parties. We have taken steps to cancel all of the shares issued to Carbon Energy and have notified out transfer agent and Carbon Energy. As of the date of this Annual Report, the shares are not yet cancelled.

EMPLOYEES

We have two full-time employees and one part time employee. We have one executive officer, William Lieberman, who serves as our President/Chief Executive Officer and Treasurer/Chief Financial Officer. We periodically hire independent contractors to execute our acquisition, exploration and development, if any, activities. We may hire additional employees when circumstances warrant.

GOVERNMENT REGULATION

The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

If we proceed with the development of our current and future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, local and foreign laws and regulations relating primarily to the protection of human health and the environment. As we are still in the development stage, we do not anticipate that we will incur any expenditures related to complying with such laws, or for remediation of existing environmental contamination in the foreseeable future. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation,

REGULATION OF OIL AND NATURAL GAS PRODUCTION

Our oil and natural gas exploration, production and future related operations are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

Many states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

FEDERAL REGULATION OF NATURAL GAS

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980's, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandate a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us and others. Generally, the orders eliminate or substantially reduce the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

The price, which we may receive for the sale of oil and natural gas liquids, would be affected by the cost of transporting products to markets. FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on any future operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

ENVIRONMENTAL MATTERS

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our business operations, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCL ") and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as a hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

We intend to acquire leasehold interests in properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of our properties may be operated in the future by third parties over which we have no control. Notwithstanding our lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact our business operations.

The National Environmental Policy Act ("NEPA") is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of our properties may be acreage located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force to discontinue certain operations altogether.

Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

COMPETITION

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and/or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS AND THE OIL AND GAS INDUSTRY

Our financial condition is precarious and we have no access to capital to repay our debt or fund our current or ongoing operations. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time.

As of February 28, 2010, we had cash of $-0- and had a working capital deficit of $23,717,040. We do not have any credit available to us nor have we identified other sources of capital and it is unlikely, given our current financial condition and the ongoing global financial crisis, that we will secure any additional credit or capital. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. If we discontinue our operations, our stockholders will lose the entire amount of their investments in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We incurred net losses of $7,781,827 and $32,209,932 for the fiscal years ended February 28, 2010 and February 28, 2009, respectively. At February 28, 2010, we had accumulated a deficit of $42,739,253 and had a working capital deficit of $23,717,040.

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our audited financial statements for the years ended February 28, 2010 and February 28, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that led to this disclosure by our independent auditors.

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

Even if we are able to establish any oil or gas reserves on our properties, our ability to produce and market oil and gas is affected and also may be harmed by: (i) inadequate pipeline transmission facilities or carrying capacity; (ii) government regulation of natural gas and oil production; (iii) government transportation, tax and energy policies; (iv) changes in supply and demand; and (v) general economic conditions.

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

We currently have one executive officer and a limited number of full time employees and consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties. Future cash flows and the availability of financing will be subject to a number of variables, such as: (i) the success of our planned projects; (ii) success in locating and producing reserves; and (iii) prices of natural gas and oil.

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

Additional debt financing could lead to: (i) a substantial portion of operating cash flow being dedicated to the payment of principal and interest; (ii) being more vulnerable to competitive pressures and economic downturns; and (iii) restrictions on our operations.

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

We may not be able to determine reserve potential or identify liabilities associated with our existing properties and/or other future properties. We may also not be able to obtain protection from vendors against possible liabilities, which could cause us to incur losses.

Although we have reviewed and evaluated our existing properties, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a vendor may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

The geographic concentration of certain of our properties may subject us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of certain of our leasehold interests may mean that our properties could be affected by the same event should the regions experience: (i) severe weather; (ii) delays or decreases in production, the availability of equipment, facilities or services; (iii) delays or decreases in the availability of capacity to transport, gather or process production; or (iv) changes in the regulatory environment.

The oil and gas exploration and production industry is historically a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include: (i) weather conditions in the United States and wherever our property interests are located; (ii) economic conditions, including demand for petroleum-based products, in the United States and the rest of the world; (iii) actions by OPEC, the Organization of Petroleum Exporting Countries; (iv) political instability in the Middle East and other major oil and gas producing regions; (v) governmental regulations, both domestic and foreign; (vi) domestic and foreign tax policy; (vii) the pace adopted by foreign governments for the exploration, development, and production of their national reserves; (viii) the price of foreign imports of oil and gas; (ix) the cost of exploring for, producing and delivering oil and gas; (x) the discovery rate of new oil and gas reserves; (xi) the rate of decline of existing and new oil and gas reserves; (xii) available pipeline and other oil and gas transportation capacity; (xiii) the ability of oil and gas companies to raise capital; (xiv) the overall supply and demand for oil and gas; and (xv) the availability of alternate fuel sources.

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

The success of our business depends upon the efforts of various third parties that we do not control. At present, we act as the operator for several of our projects, but we may also need to contract many service providers such as rig and drilling contractors. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including: (i) the timing and amount of capital expenditures; (ii) the operator’s expertise and financial resources; (iii) approval of other participants in drilling wells; (iv) selection of technology; (v) the rate of production of the reserves; and (vi) the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

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

We may be unable to retain our leases or licenses and working interests in our leases or licenses, which would result in significant financial losses.

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

RISKS RELATING TO OUR COMMON STOCK

The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends; and (ix) commodity price fluctuation

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

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

We do not intend to pay dividends on any investment in the shares of stock.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment.

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

Our management evaluated our disclosure controls and procedures as of February 28, 2010 and concluded that as of that date, our disclosure controls and procedures and our internal control over financial reporting were not effective. If such ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Our by-laws do not contain anti-takeover provisions and thus our management and directors may change if there is a take-over.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our by-laws. Without any anti-takeover provisions, there is no deterrent for a take-over. If there is a take-over, our management and directors may change.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report is required.

ITEM 2. PROPERTY

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

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

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

The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Fiscal Quarter	High Bid	Low Bid
2010
Fourth Quarter 12-01-09 to 02-28-10	$0.066	$0.04
Third Quarter 09-01-09 to 11-30-09	$0.23	$0.086
Second Quarter 06-01-09 to 08-31-09	$0.25	$0.086
First Quarter 03-01-09 to 05-31-09	$0.395	$0.18

Fiscal Quarter	High Bid	Low Bid
2009
Fourth Quarter 12-01-08 to 02-28-09	$0.65	$0.25
Third Quarter 09-01-08 to 11-30-08	$1.83	$0.30
Second Quarter 06-01-08 to 08-31-08	$4.15	$1.15
First Quarter 03-01-08 to 05-31-08	$4.82	$0.78

As of June 11, 2010, we had approximately 35 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

SECTION 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan. The table set forth below presents information relating to outstanding warrants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders
Warrants	3,028,246	$2.53	-0-
Total	3,028,246		-0-

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended February 28, 2010, we issued stock pursuant to contractual agreements as set forth below.

Trafalgar Capital Specialized Investment Fund, Luxembourg

We failed to make most payments due to Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) under certain loan arrangements (approximately $196,000 in scheduled principal, premium and interest repayments at February 28, 2009). We later were not in a position to repay the $1,250,000 principal due at the end of April 2009 under a loan agreement with Trafalgar (which would have left $2,250,000 principal outstanding).

Subsequently, we commenced negotiations with Trafalgar to amend the various loan arrangements to avoid default notices and legal action having to be taken. In principle, we have assigned to Trafalgar our leases in Kansas in return for a loan rescheduling, Trafalgar’s realizing the 15,000,000 shares of our common stock pledged under an earlier loan document with Trafalgar and a covenant not to sue by Trafalgar.

As a result, on April 30, 2009, we entered into amendment to the securities purchase agreement, secured debenture, registration rights agreement and security agreement with Trafalgar whereby Trafalgar agreed to extend the maturity date of a secured debenture in the principal amount of $1,250,000 until October 31, 2009 from April 30, 2009. In consideration for Trafalgar’s agreeing to extend the maturity date of that secured debenture, we released 15,000,000 shares of our common stock from escrow to Trafalgar as payment of an extension fee. These shares were originally intended to serve as additional pledged property under the security agreement that we entered into with Trafalgar in connection with the sale of the debentures to Trafalgar. See “Item ___

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected consolidated income statement data for fiscal years ended February 28, 2010 and 2009 and the selected consolidated balance sheet data as of February 28, 2010 and 2009 are derived from our audited consolidated financial statements which are included elsewhere herein.

STATEMENT OF OPERATIONS	Years Ended February 28, 2010 and 2009		For the Period from November 4, 2004 (inception) to February 28, 2010

Expenses
Accounting and audit fees	85,226	157,725	338,381
Accretion of convertible note	-0-	2,575,492	2,575,492
Advertising and public relations	286	300,384	2,01,045
Bank charges	9,856	9,690	29,868
Consulting fees	119,909	426,532	755,239
Filing and transfer agent	7,352	25,653	49,690
Finance fees	5,275,703	4,437,101	9,712,804
Foreign exchange	488,381	(73,073)	415,308
Impairment of oil and gas assets	588,270	9,458,413	10,046,683
Insurance	-0-	52,955	72,590
Interest on notes payable	664,737	652,245	1,316,982
Legal fees	42,922	361,068	567,848
License fees	67,328	-0-	67,328
Loss on failure to perform obligations under oil and gas commitments	-0-	12,910,000	12,910,000
Management fees	528,725	642,021	1,380,186
Mineral property acquisition and exploration costs	-0-	-0-	17,000
Office and miscellaneous	28,275	221,037	426,556
Travel and entertainment	-0-	131,770	260,758

Loss for the Period Before Other Item	(7,906,970)	(32,289,013)	(42,952,833)

Other Items
Gain on recovery of VAT receivable	-0-	78,451	78,451
Gain on recovery of payables	125,143	-0-	125,143
Interest and other income	-0-	630	9,986
Net Loss From Period	(7,781,827)	(32,29,932)	(42,739,253)

BALANCE SHEET DATA
Total Assets	-0-	772,193
Total Liabilities	23,717,040	21,357,406
Total Stockholders’ Equity	(23,717,040)	(20,585,213)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (November 4, 2004)  through February 28, 2010, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a developmental stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Fiscal Year Ended February 28, 2010 Compared to Fiscal Year Ended February 28, 2009.

Our net loss for fiscal year ended February 28, 2010 was ($7,781,827) compared to a net loss of ($32,209,932) during fiscal year ended February 28, 2009, a decrease of $24,428,105. During fiscal years ended February 28, 2010 and 2009, we did not generate any revenue from operations.

During fiscal year ended February 28, 2010, we incurred operating expenses of $7,906,970 compared to $32,289,013 (offset by $73,073 for foreign exchange) incurred during fiscal year ended February 28, 2009, a decrease of $24,382,043. The decrease in operating expenses was primarily attributable to the following items: (i) impairment of oil and gas assets of $588,270 (2009: $9,458,413); (ii) accretion of convertible note of $-0- (2009: $2,575,492); and (iii) loss on failure to perform obligations under oil and gas commitments of $-0- (2009: $12,910,000). The decrease in accretion of convertible note for fiscal year ended February 28, 2010 as compared to fiscal year ended February 28, 2009 was primarily due to our default during the 2009 fiscal year end of repayments on notes resulting in an immediate accretion of the entire discount of the notes during the 2009 year end. During the year ended February 28, 2009, we incurred substantial costs (approximately $10,910,000) under the Letter of Commitment with Senergy, which was entered into to fulfill our obligations under the Farm-In Agreement with Valiant and Petrofac and a further $2,000,000 in penalties (which was also expensed and accrued during the year) for our failure to fulfill our commitment for the use of the rig. The write down of oil and gas properties during the year ended February 28, 2009 consisted of the following write downs: North Slope, Alaska; $2,401,282 (2008 - $Nil), Anglesey, UK; $2,512,856 (2008 - $Nil), Cook Inlet, Alaska; $1,061,727 (2008 - $Nil), South Bourbon, UK; $1,419,627 (2008 - $Nil), Genesco-Edwards, Kansas; $1,975,567 (2008 - $Nil); 25th Round License Blocks 13/17 & 210/20e and UK; $87,354 (2008 - $Nil). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other items incurred during fiscal year ended February 28, 2010 was gain on recovery of payables of $125,143 (2009: $-0-), gain on recovery of VAT receivable of $-0- (2009: $78,451) and interest and other income of $-0- (2009: $630).

During fiscal year ended February 28, 2010, we incurred a loss for the period of ($7,781,827) or ($0.32) per share as compared to a loss for the period of ($32,209,932) or ($2.03) per share during fiscal year ended February 28, 2009. The basic weighted average number of shares outstanding was 24,063,670 for fiscal year ended February 28, 2010 compared to 15,886,053 for fiscal year ended February 28, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended February 28, 2010

As at February 28, 2010, our current assets were $-0- and our current liabilities were $23,717,040, which resulted in a working capital deficit of $23,717,040. As of February 28, 2010, current liabilities were comprised of: (i) $18,360,246 in accounts payable and accrued liabilities; and (ii) $5,312,333 in notes payable. See “ – Material Commitments.”

As of February 28, 2010, our total assets were $-0-. The decrease in total assets during fiscal year ended February 28, 2010 from fiscal year ended February 28, 2009 was primarily due to our decrease in cash and the VAT refund and other receivable.

As at February 28, 2010, our total liabilities were $23,717,040 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended February 28, 2010 from fiscal year ended February 28, 2009 was primarily due to the increase in accounts payable and accrued liabilities.

Stockholders’ deficit increased from ($20,585,213) for fiscal year ended February 28, 2009 to ($23,717,040) for fiscal year ended February 28, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended February 28, 2010, net cash flows used in operating activities was $7,795 consisting primarily of a net loss of ($7,781,827) adjusted by finance fee paid in stock and warrants of $4,634,037, impairment of oil and gas assets of $588,270, fees payable in stock and warrants ($7,407) and gain on settlement of amounts payable of ($125,143). Net cash flows used in operating activities was further affected by changes of $157,718 in VAT refund and other receivables and $2,542,147 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For fiscal year ended February 28, 2010, net cash flows provided by investing activities was $25,468 consisting of $20,000 in proceeds in oil and gas interests and $5,468 in restricted stock.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended February 28, 2010, net cash flows provided from financing activities was ($34,000). Cash flows from financing activities for fiscal year ended February 28, 2010 consisted of ($34,000) in repayment of advances from related parties.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended February 28, 2010 was dedicated to the North Slope and Cook Inlet projects. As at February 28, 2010, our cash and cash equivalents were $-0-. For fiscal year ended February 28, 2010, we incurred a net loss of $7,781,827. Net cash used by financing activities for fiscal year ended February 28, 2010 of ($34,000) was attributable to repayment of advances from related parties. The accumulated deficit increased by $7,781,827 as at February 28, 2010 due to loss on failure to perform obligations under oil and gas commitments and increases in finance fees, impairment of oil and gas assets and accretion of convertible note.  As such, during fiscal years ended February 28, 2010 and 2009, we entered into various loan agreements to finance our acquisitions and operations, which increased our finance fees.

We have no access to capital to repay our debt or fund our current or ongoing operations. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. We will need additional further advances and issuance of debt instruments to fund our operations over the next six months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to acquisition of further interests in gold mining concessions. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we have the following material commitments as described below.

Financing from EuroEnergy Growth Capital S.A.

On May 17, 2007, we entered into a share issuance agreement (the “Share Issuance Agreement”) with EuroEnergy Growth Capital S.A. (“EuroEnergy”), whereby EuroEnergy agreed to advance up to $8,000,000 to us under our drawdown requests, in exchange for units of our common stock. Pursuant to the agreement, the price of a unit is equal to 80% of the volume weighted average of the closing price of common stock as quoted on Yahoo! Finance for the ten banking days immediately preceding the date of our drawdown request. Each unit consists of one common share and one warrant. One warrant will entitle EuroEnergy to purchase one additional common share at an exercise price equal to 125% of the unit price. The warrants will be exercisable for three years from the date of issue. For the fiscal year ended February 29, 2008, we received the funds from EuroEnergy in the aggregate amount of $6,050,000 after giving EuroEnergy a total of fourteen drawdown requests.

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

On June 12, 2008, we entered into a loan agreement (the “Loan Agreement”) with EuroEnergy for the $450,000 loan that EuroEnergy provided us on May 30, 2008. Pursuant to the terms and provisions of the Loan Agreement, we agreed to pay the principal and interest to EuroEnergy in full by August 31, 2008. However, if we have cash available from our operations or raise funds from any third party in a private placement of equity or debt of at least $1,000,000, we agreed to use the net proceeds from such events to repay the principal and interest then outstanding. The loan bears interest at 12% per annum, calculated annually. The loan is secured by all of our assets. On June 23, 2008, pursuant to the Loan Agreement, we issued 150,000 shares of our restricted common stock to EuroEnergy as additional compensation for the loan.

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

EuroEnergy has agreed, in light of the current market climate, to extend the term of the Share Issuance Agreement until we are able to raise further financing. Other terms of loans remain.

Financing from Trafalgar Capital Specialized Investment Fund, Luxembourg

On June 24, 2008, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) pursuant to which we sold to Trafalgar $2,500,000 of a senior secured convertible redeemable debenture. Pursuant to the terms of the Securities Purchase Agreement, we agreed to pay to Trafalgar a legal and documentation review fee of $17,500, a due diligence fee of $10,000, a warrant to purchase 500,000 shares of our common stock for five years at an exercise price of $2.9851 (issued), a commitment fee equal to 7% of the principal amount of the debenture, a facility fee equal to 2% of the principal amount of the debenture, and 200,000 restricted shares of our common stock (issued). In connection with the Securities Purchase Agreement, we executed a nonbinding term sheet to enter into a committed equity facility with Trafalgar, which would be entered into upon the debenture being repaid in full by us.

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

Under the Amended Transaction Documents, we sold to Trafalgar $3,500,000 of secured convertible redeemable debentures consisting of: (i) the original debenture sold to Trafalgar under the Original Transaction Documents in the principal amount of $2,500,000, which was amended and extended such that the debenture was separated into two debentures, each of which are for a total principal amount of $1,250,000 (the “Amended Debentures”); and (ii) a new debenture in the total principal amount of $1,000,000 (the “New Debenture” and together with the Amended Debentures, the “Debentures”).

The Amended Debentures mature as to $1,250,000 on April 30, 2009 (later extended to October 31, 2009) and $1,250,000 on April 30, 2010 and bear an annual interest rate of 10% compounded monthly until the unpaid principal is paid. Trafalgar is entitled, at its option, to convert and sell the principal amount of the Amended Debenture plus accrued interest into shares of our common stock at the price per share equal to the lesser of: (i) 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008, or (ii) 80% of the lowest daily closing volume weighted average price as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the date of conversion. In no event will Trafalgar be entitled to convert the Amended Debentures for a number of shares of our common stock in excess of that number of shares of our common stock, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially owned by Trafalgar and its affiliates to exceed 9.99% of the outstanding shares of our common stock following such conversion without our approval. We may redeem the Amended Debentures provided that our common stock is trading below 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008 at the time we give Trafalgar the redemption notice, by paying the unpaid principal and interest accrued to such date and a prepayment premium of 15% redemption premium on the amount redeemed. We must redeem the entire principal amount outstanding on only one of the Amended Debentures on April 30, 2009 at a 15% redemption premium; there is no mandatory redemption requirement for the other Amended Debenture.

The New Debenture matures on October 31, 2010 and bears an annual interest rate of 10% compounded monthly until the unpaid principal is paid. An event of default occurs if: (i) we fail to pay amounts due under the New Debenture, (ii) our transfer agent fails to issue freely tradeable common stock to Trafalgar within three days of our receiving a notice of conversion or exercise after our registration statement is declared effective, (iii) we fail to comply with any of our other agreements in the New Debenture for five business days after receiving notice to comply, (iv) we enter into bankruptcy or become insolvent, or (v) we breach any of covenants under the securities purchase agreement and do not cure within five business days of receiving a written notice of the breach. Upon an event of default, Trafalgar may accelerate full repayment of the New Debenture outstanding and accrued interest thereon. Also, Trafalgar is entitled, at its option, to convert and sell the principal amount of the New Debenture plus accrued interest into shares of our common stock at the price per share equal to the lesser of (i) 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008, or (ii) 80% of the lowest daily closing volume weighted average price as quoted by Bloomberg L.P. during the five trading days immediately preceding the date of conversion. However, if we issue or sell shares of our common stock without consideration or for a consideration per share less than the bid price of our common stock determined immediately prior to its issuance, the conversion price will be reset to 85% of such sales price if the reset price is lower than the conversion price. In no event will Trafalgar be entitled to convert the New Debenture for a number of shares of our common stock in excess of that number of shares of our common stock, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially owned by Trafalgar and its affiliates to exceed 9.99% of the outstanding shares of our common stock following such conversion without our approval. We may redeem the debentures provided that our common stock is trading below 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008 at the time we give Trafalgar the redemption notice, by paying the unpaid principal and interest accrued to such date and a prepayment premium of 15% redemption premium on the amount redeemed. We must begin redeeming the New Debenture monthly beginning on January 31, 2009 by making equal payments of principal over the term of the New Debenture plus any outstanding interest payments and at a 15% redemption premium on the principal redeemed each month. So long as any of the principal of or interest on the New Debenture remains unpaid, we may not, without the prior consent of Trafalgar: (i) issue or sell shares of our common stock without consideration or for a consideration per share less than the bid price of our common stock determined immediately prior to its issuance, (ii) issue or sell any warrant, option, right, contract, call, or other security instrument granting the holder thereof, the right to acquire our common stock without consideration or for a consideration less than our common stock’s bid price value determined immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our or our subsidiary’s assets, (iv) permit any of our subsidiaries to enter into any security instrument granting the holder a security interest in any assets of such subsidiary, (v) file any registration statement on Form S-8, or (vi) incur any additional debt or permit any of our subsidiaries to incur any additional debt without Trafalgar’s prior written consent.

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

We entered into a Pledge and Escrow Agreement with Trafalgar and James G. Dodrill II, P.A. as escrow agent, whereby we agreed to issue to Trafalgar an additional 15,000,000 shares of common stock (the “Pledged Shares”), which shall serve as additional pledged property under the Security Agreement, as amended, between us and Trafalgar. The Pledged Shares were to be held by the escrow agent until the full payment of all amounts due to Trafalgar under the Debentures or the termination or expiration of the Pledge and Escrow Agreement. Upon the occurrence of an event of default under the Debentures, the Securities Purchase Agreement, the Pledge and Escrow Agreement, the Security Agreement and all other contracts between us and Trafalgar, Trafalgar will be entitled to receive physical delivery of the Pledged Shares, vote the Pledged Shares, to receive dividends and other distributions thereon, to sell the Pledged Shares, and to enjoy all other rights and privileges incident to the ownership of the Pledged Shares. Upon full payment of all amounts due to Trafalgar under the Debentures, the Pledge Agreement and Trafalgar’s security interest and rights in and to the Pledged Shares will terminate.

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

In addition, pursuant to the bill of sale and assignment in lieu of foreclosure and the certificate of seller, we sold and assigned to TCF Oil and Gas Corp., a Florida corporation owned by Trafalgar, all of our properties located in Ellsworth County, Kansas, including three oil and gas leases located in Ellsworth County, Kansas in consideration of the payment of $100 from TCF Oil and Gas to us and of the simultaneous execution by Trafalgar of a covenant not to sue us for an in personam judgment under the obligations evidenced or secured by the various loan documents between Trafalgar and us. TCF Oil and Gas did not assume our obligations and liabilities under the loan documents between Trafalgar and us and such obligations and liabilities remain our responsibility. In addition, this bill of sale and assignment does not restrict the right of Trafalgar as holder of such loan documents to enforce the same or to institute or proceed with foreclosure or any other remedial proceedings under the same. We also released Trafalgar from any claims arising out of the loans from Trafalgar

In consideration of the simultaneous execution by our company of the bill of sale and assignment in lieu of foreclosure and the certificate of seller, Trafalgar, FIS entered into the covenant not to sue. Pursuant to this covenant, Trafalgar agreed not to sue for an in personam judgment against our company under the various loan documents between our company and Trafalgar. Nevertheless, in connection with the enforcement of its rights under such loan documents, Trafalgar reserved the right to sue our company in rem.

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

Partners Consulting, Inc.

On May 8, 2008 we entered into a consulting agreement (the “Consulting Agreement”) with Partners Consulting, Inc., a Florida corporation (“Partners Consulting”), with a view to introducing us to potential new investors. We engaged Partners Consulting on a 90 day exclusive basis commencing on May 8, 2008. The consideration payable is 6% of the gross proceeds from any financing whose funding source is introduced by Partners Consulting payable in cash and by issuance of share purchase warrants equal to 6% of the gross proceeds. The warrants will have a cashless exercise and will be priced at market value as of the date of the financing and with a minimum expiry period of three years. In addition, if the financing is facilitated through an investment banker introduced by Partners Consulting, the consideration payable is reduced to 3% of the gross proceeds for cash and 3% of the gross proceeds for share purchase warrants. We also agreed to pay Partners Consulting share purchase warrants equal to 50,000 shares of our common stock for the services of Partners Consulting relating to the assembling, formatting, and compiling certain presentation documentation. These warrants will have a cashless exercise and will be priced at the market value as of May 8, 2008, exercisable in 90 days, and have a minimum expiry period of three years. In the event that Partners Consulting introduces us to potential new investors for successful financing, Partners Consulting has the right to represent us as a finder in all subsequent equity or debt financing undertaken by us, for two years from May 8, 2008, on an exclusive basis for a 180 day period from formal engagement of Partners Consulting in respect of each such subsequent financing round. The consulting agreement is for a period of one year. On June 27, 2008, we paid $150,000 to Partners Consulting for financing from Trafalgar. In addition, we are required to issue warrants for financing from Trafalgar pursuant to the Consulting Agreement.

Pollard Financial Ltd.

On September 25, 2008, our wholly owned subsidiary, Fox Energy Exploration Limited, entered into a letter agreement (the “Letter Agreement”) with Pollard Financial Ltd. (“Pollard Financial”) pursuant to which Pollard Financial agreed to provide general corporate finance services with respect to Fox Energy Exploration Limited’s financing needs and listing on the TSX Venture Exchange via entering into definitive and binding agreement with a capital pool company in Canada. The term of the Letter Agreement was for a period of twelve months, and thereafter, renewable monthly at the option of Fox Energy Exploration Limited. In consideration for the services of Pollard Financial, Fox Energy Exploration Limited agreed to: (i) pay an engagement fee of 25,000 shares of our common stock payable upon signing of the Letter Agreement; (ii) pay 7% in cash of the gross proceeds of the financing, to be deducted from the gross proceeds, and paid upon the closing of each and any portion of the financing; (iii) issue common stock warrants equal to 7% of the gross proceeds, with the warrants having a cashless exercise and being priced as mutually agreed upon by us and Pollard Financing Ltd. at the time of each closing and having a term of two years; and (iv) pay a corporate finance fee of 100,000 shares of our common stock payable upon completion of the qualifying transaction with the capital pool company. Any amounts due and payable under the letter agreement and outstanding for in excess of 45 calendar days will accrue interest at the rate of 1.5% per month, compounding on a monthly basis. Fox Energy Exploration Limited also agreed to reimburse all reasonable out of pocket costs, charges and expenses, including travel, incurred by Pollard Financial in the performance of its obligations under the Letter Agreement.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2010 and February 28, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic No. 855), "Subsequent Events," SFAS No. 166 (ASC Topic No. 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140," SFAS No. 167 (ASC Topic No. 810), "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic No. 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic No. 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic No. 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic No. 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing  guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Currency Risk and Foreign Currency Translations

The functional currency of the Company is the United States Dollar (USD).  In accordance with ASC Topic No. 830, realized gains or losses on expenses incurred in denominations other than USD are recognized in earnings on the transaction date.  At such time as there are any foreign denominated assets or liabilities, the Company will report changes in valuation in a Statement of Other Comprehensive Income or (Loss) due to the changes in cumulative adjustments from foreign currency translation.   The company holds an investment and a note payable denominated in the Great Britain Pound (GBP).  The Company reported changes in the value of the investment due to a foreign currency adjustment of $96,000 as of December 31, 2009, which is offset by the same adjustment to the note payable.  The Company is required to pay interest in GBP on the note payable.  As of December 31, 2009 the Company accrued net interest of $143,325 after an adjustment of $5,787 in currency translation recorded in Accumulated Other Comprehensive Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FOX PETROLEUM INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Stated in US Dollars)

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545	2228 South Fraser Street
Fax (303) 369-9384	Unit I
Email larryodonnellcpa@comcast.net	Aurora, Colorado 80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Fox Petroleum, Inc.
London, England

I have audited the accompanying consolidated balance sheet of Fox Petroleum, Inc., and subsidiaries as of February 28, 2010, and the related consolidated statements of operations, changes in stockholders deficiency and cash flows for the year then ended and for the period from November 4, 2004 (Date of Inception) to February 28, 2010. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Petroleum, Inc. as of February 28, 2010, and the results of operations and its cash flows for the year then ended and for the period from November 4, 2004 (Date of Inception) to February 28, 2010, in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency of $23,672,579, has not yet achieved profitable operations, has accumulated losses of $42,739,253. The Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Larry O’Donnell, CPA, PC
June 13, 2010

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545	2228 South Fraser Street
Fax (303) 369-9384	Unit I
Email larryodonnellcpa@comcast.net	Aurora, Colorado 80014
www.larryodonnellcpa.com

June 13, 2010

Kevin Hanson, CA, CPA
BDO Canada LLP
600-925 West Georgia Street
Vancouver, B.C. VGC 3L2  Canada

In connection with the reissuance of your report on the financial statements of Fox Petroleum, Inc. for the year ended February 28, 2009 that are to be included comparatively with similar statements for the year ended February 28, 2010, I make the following representations:

I have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Fox Petroleum, Inc. as of February 28, 2010 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. My procedures in connection with that engagement did not disclose any events or transactions subsequent to February 28, 2009 which, in my opinion, would have a material effect upon the financial statements, or which would require disclosure in the notes to the financial statements of Fox Petroleum, Inc. for the year then ended.

In addition, I have performed subsequent events procedures provided for in AU 711.10 of the standards of the Public Company Accounting Oversight Board to June 13, 2010. To date, nothing has come to my attention that as a result of the foregoing procedures that in my judgment would indicate that during the period from February 28, 2010 to June 13, 2010 there have been any matters that would have a material effect on, or require disclosure in, the financial statements referred to in the first paragraph of this letter.

I will notify you if anything comes to my attention prior to the date my report is issued that, in my judgment, would have a material effect upon the financial statements covered by your report.

Sincerely

/s/ Larry O’Donnell, CPA, PC

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2010and February 28, 2009
(Stated in US Dollars)

ASSETS
	February 28,	February 28,
	2010	2009
Current
Cash – general	$-	$737
– restricted	-	5,468
VAT refund and other receivables	-	157,718

	-	163,923

Oil and gas interests – Note 4	-	608,270

	$-	$772,193

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 4 and 5 and 8(c)	$18,360,246	$16,585,108
Due to related parties – Note 6	-	34,000
Notes payable – Note 5	5,312,333	4,670,667

	23,672,579	21,289,775

Fees payable in stock and warrants – Notes 5(e), 8(b), (d) and (e)	44,461	67,631

	23,717,040	21,357,406

CAPITAL DEFICIT

Capital stock – Notes 4, 5, 6, 7, and 8
Authorized:
90,000,000 common shares, par value $0.001 per share
Issued and outstanding:
84,818,245 common shares (February 28, 2009: 69,818,245)	84,818	69,818
Additional paid-in capital	44,937,395	40,302,395
Subscriptions receivable	(26,000,000)	(26,000,000)
Deficit accumulated during the development stage	(42,739,253)	(34,957,426)

	(23,717,040)	(20,585,213)

	$-	$772,193

Ability to Continue as a Going Concern – Note 2
Commitments – Notes 4, 5, 6, 7, and 8

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended February 28, 2010 and February 28, 2009 and for the period November 4, 2004 (Date of Inception) to February 28, 2010
(Stated in US Dollars)

			November 4,
			2004 (Date of
	Year ended Year ended		Inception) to
	February 28, February 28,		February 28,
	2010	2009	2010
			(Cumulative)

Expenses
Accounting and audit fees	$85,226	$157,725	$338,381
Accretion of convertible note	-	2,575,492	2,575,492
Advertising and public relations	286	300,384	2,001,045
Bank charges	9,856	9,690	29,868
Consulting fees – Note 6	119,909	426,532	755,239
Filing and transfer agent	7,352	25,653	49,690
Finance fees – Notes 5 and 8(c)	5,275,703	4,437,101	9,712,804
Foreign exchange	488,381	(73,073)	415,308
Impairment of oil & gas assets	588,270	9,458,413	10,046,683
Insurance	-	52,955	72,590
Interest on notes payable	664,737	652,245	1,316,982
Legal fees	42,922	361,068	567,848
License fees	67,328		67,328
Loss on failure to perform obligations under oil and gascommitments – Note 8(c)	-	12,910,000	12,910,000
Management fees – Note 6	528,725	642,021	1,380,186
Mineral property acquisition and exploration costs	-	-	17,000
Office and miscellaneous – Note 6	28,275	221,037	426,556
Travel and entertainment	-	131,770	260,758

Loss for the period before other item	(7,906,970)	(32,289,013)	(42,952,833)

Other items:
Gain on recovery of VAT receivable	-	78,451	78,451
Gain on recovery of payables	125,143	-	125,143
Interest and other income	-	630	9,986

Net loss for the period	$(7,781,827)	$(32,209,932)	$(42,739,253)

Basic and diluted loss per share	$(0.32)	$(2.03)

Weighted average number of shares outstanding	24,063,670	15,886,053

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2009 and 2008 and
for the period November 4, 2004 (Date of Inception) to February 28, 2010
 (Stated in US Dollars)

			November 4,
			2004 (Date of
	Year ended Year ended		Inception) to
	February 28, February 28		February 28,
	2010	2009	2010
			(Cumulative)

Operating Activities
Net loss for the period	$(7,781,827)	$(32,209,932)	$(42,739,253)
Donated services and rent	-	-	21,000
Amortization of deferred financing costs	-	-	-
Accretion of convertible debt discount	-	2,575,492	2,575,492
Fees payable in stock and warrants	(7,407)	9,494	37,087
Finance fee paid in stock and warrants	4,634,037	3,636,257	8,270,294
Gain on settlement of amounts payable	(125,143)	-	(125,143)
Impairment of oil and gas assets	588,270	9,458,413	10,046,683
Gain of VAT receivable written off	-	(78,451)	(78,451)
Change in non-cash working capital balances related to operations:
VAT refund and other receivables	157,718	(79,267)	78,451
Prepaid expenses	-	63,084	-
Accounts payable and accrued liabilities	2,542,147	15,972,267	19,019,627

Net cash used in operating activities	7,795	(652,643)	(2,894,213)

Investing Activities
Proceeds (investment) in oil and gas interests	20,000	(4,317,445)	(7,702,687)
Decrease (increase) in restricted cash	5,468	24,532	-

Net cash provided by (used in) investing activities	25,468	(4,292,913)	(7,702,687)

Financing Activities
Issuance of common shares	-	-	6,196,900
Share subscriptions	-	-	-
(Repayment of) advance from related parties	(34,000)	4,025	-
Deferred financing costs	-	-	-
Proceeds from notes payable	-	4,670,667	4,400,000

Net cash provided by financing activities	(34,000)	4,674,692	10,598,900

Increase (decrease) in cash during the period	(737)	(270,864)	-

Cash, beginning of period	737	271,601	-

Cash, end of period	$-	$737	$-

Supplemental Cash Flow Information – Note 9

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the period November 4, 2004 (Date of Inception) to February 28, 2010
(Stated in US Dollars)
(Unaudited)

							Deficit
							Accumulated
					Additional		During the
			*Common Shares		Paid-in	Share	Development
			Number	Par Value	Capital	Subscriptions	Stage	Total

Capital stock issued for cash	$	– at 0.0008333	5,880,000	$5,880	$(980)	$-	$-	$4,900
	$	– at 0.0083333	3,840,000	3,840	28,160	-	-	32,000
	$	– at 0.0833333	120,000	120	9,880	-	-	10,000
Donated services and rent			-	-	3,000	-	-	3,000
Loss for the period			-	-	-	-	(18,821)	(18,821)

Balance, February 28, 2005			9,840,000	9,840	40,060	-	(18,821)	31,079
Donated services and rent			-	-	9,000	-	-	9,000
Loss for the year			-	-	-	-	(45,915)	(45,915)

Balance, February 28, 2006			9,840,000	9,840	49,060	-	(64,736)	(5,836)
Capital stock issued for cash	$	– at 5.00	20,000	20	99,980	-	-	100,000
Donated services and rent			-	-	9,000	-	-	9,000
Loss for the year			-	-	-	-	(54,555)	(54,555)

Balance, February 28, 2007			9,860,000	$9,860	$158,040	-	$(119,291)	$48,609
Capital stock issued for oil and gas interests			4,000,000	4,000	997,702	-	-	1,001,702
Capital stock issued for cash			1,028,245	1,028	6,048,972	-	-	6,050,000
Capital stock issued for oil and gas interests	$	– at 12.05	80,000	80	963,920	-	-	964,000
Loss for the year			-	-	-	-	(2,628,203)	(2,628,203)
Balance, February 29, 2008			14,968,245	14,968	8,168,634	-	(2,747,494)	5,436,108

…/cont’d

SEE ACCOMPANYING NOTES

Continued
FOX PETROLEUM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the period November 4, 2004 (Date of Inception) to February 28, 2010
(Stated in US Dollars)
(Unaudited)

							Deficit
							Accumulated
					Additional	Stock	During the
			*Common Shares		Paid-in	Subscriptions	Development
			Number	Par Value	Capital	Receivable	Stage	Total

Balance, February 29, 2008			14,968,245	14,968	8,168,634	-	(2,747,494)	5,436,108
Capital stock issued for finance fee	$	– at 3.43	150,000	150	514,350	-	-	514,500
Capital stock issued pursuant to convertible debenture	$	– at 1.63	200,000	200	326,504	-	-	326,704
	$	– at 0.39	2,500,000	2,500	962,598	-	-	965,098
Capital stock subscribed – Note 7 (a) (ii) – at $0.50			52,000,000	52,000	25,948,000	(26,000,000)		-
Discount of convertible debt payable - Note 5(e)			-	-	512,588	-	-	512,588
Beneficial conversion feature – Note 5(e)			-	-	1,388,320	-	-	1,388,320
Discount of convertible debt payable - Note 5(e)			-	-	771,101	-	-	771,101
Beneficial conversion feature – Note 5(e)			-	-	1,710,300	-	-	1,710,300
Loss for the period			-	-	-	-	(32,209,932)	(32,209,932)

Balance, February 28, 2009			69,818,245	69,818	40,302,395	(26,000,000)	(34,957,426)	(20,585,213)
Capital stock released from escrow pursuant to default on securities purchase agreements – Note 5(e)	$	– at 0.31	15,000,000	15,000	4,635,000	-	-	4,650,000
Loss for the period			-	-	-	-	(7,781,827)	(7,781,827)

Balance, February 28, 2010			84,818,245	$84,818	$44,937,395	$(26,000,000)	$(42,739,253)	$(23,717,040)

*
The common stock issued has been retroactively restated to reflect a reverse split of 1 new share for 5 old shares, effective April 21, 2008.  The par value of common stock and additional paid-in capital has been retroactively restated to reflect these changes.

SEE ACCOMPANYING NOTES

FOX PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 28, 2010, the Company has a working capital deficiency of $23,672,579, has not yet achieved profitable operations, has accumulated losses of $42,739,253 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2             New Accounting Standards

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 6

Note 4                 Oil and Gas Interests

	February 28, 2010
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,701,871	$23,439	$3,725,310
- exploration costs	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372
Less: Write-down of oil & gas interests	(5,938,576)	(4,108,107)	(10,046,683)
Less: Incidental revenue	(110,689)	-	(110,689)

	$-	$-	$-

	February 28, 2009
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,701,871	$23,439	$3,725,310
- exploration costs	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372
Less: Write-down of oil & gas interests	(5,438,576)	(4,019,837)	(9,458,413)
Less: Incidental revenue	(90,689)	-	(90,689)

	$520,000	$88,270	$608,270

a)	North Slope, Alaska

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

The Company could provide no assurance that it would be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $2,401,282 were written off on the statement of operations during the year ended February 28, 2009.  During the years ended February 28, 2010, the Company failed to repay the Payers by the due date and assignment of the related leases to the Payers was triggered. Consequently, the fees were no longer payable and outstanding lease fees and accrued interest of $98,400 were recorded as a gain on recovery of payables.

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

During the year ended February 28, 2010, the Company returned the Licenses to the UK government and consequently all costs incurred of $2,512,856 were written-off on the statement of operations during the year ended February 28, 2010.

c)	Spears Gas Well, Texas, United States

Pursuant to a subscription agreement dated October 9, 2007, the Company acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for US$500,000.

As at February 28, 2010, the gas well is shut-in awaiting further financing.

d)	Cook Inlet, Alaska, United States

By a purchase agreement dated October 10, 2007, the Company acquired 6 oil and gas leases located in Cook Inlet of the State of Alaska for $750,000, payable in installments on or before March 7, 2008.  At February 28, 2008, the Company had paid $750,000.  Included in these leases were 3 unissued leases that the vendors owned the rights thereto.  The leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5% of net revenue.

Subsequent to February 28, 2010, the Company entered into an agreement dated May 29, 2009 with the Payers in respect of three these oil and gas leases (the “Three Leases”).  Pursuant to this agreement, the Payers made annual lease payments totaling $25,780 for the Three Leases on behalf of the Company.  The amount paid on behalf of the Company is subject to an 18% interest rate per annum. The Company also executed an assignment to the Payers of the Company's right, title, and interest in the Five Leases to be delivered into escrow in the event the Company fails to repay the payers by August 14, 2009.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 9
Note 4	Oil and Gas Interests – (cont’d)

d)	Cook Inlet, Alaska, United States – (cont’d)

The Company could provide no assurance that it would be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $1,061,727 were written-off on the statement of operations during the year ended February 28, 2009.  During the years ended February 28, 2010, the Company failed to repay the Payers by the due date and the assignment of the related leases to the Payers was triggered. Consequently, outstanding lease fees and accrued interest of $26,743 were recorded as a gain on write off of amounts payable.

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

During the year period ended February 28, 2010, the Company assigned its interest in these oil and gas leases to a creditor in return for a loan rescheduling (Note 5) and entering into an agreement not to sue the Company for defaulting on a loan agreement.  The creditor also received 15,000,000 common shares pledged as security from the Company’s treasury against the notes payable.

Pursuant to the above, costs incurred of $1,975,567 were written-off on the statement of operations and deficit for the year ended February 28, 2009 leaving a net book value of $20,000 recovered during the year period ended February 28, 2010 for the sale of certain furniture and equipment held for use on the property.

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

Note 5	Notes Payable
	February 28,	February 29,
	2010	2008

Promissory notes (a), (b), (c)	$450,000	$450,000
Loan agreement (d)	450,000	450,000
Convertible notes payable (e)$3,500,000
Add: liquidating damages due under registration rights agreement 914,667
Less: financing costs (75,545)
Add: amortization of financing costs 75,545	4,414,667	3,770,667

	$5,314,667	$4,670,667

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

As at February 28, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(Stated in US Dollars)
(Unaudited) – Page

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

As at February 28, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

As at February 28, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

As at February 28, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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
(Unaudited) – Page

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

The Company was required to pay to the investor at closing of the Original Agreements: $17,500 in legal costs, a $10,000 due diligence fee, a 7% commitment fee and a 2% facility fee, 500,000 share purchase warrants and 200,000 shares of common stock.  Finder’s fees of $150,000 and 52,265 share purchase warrants were paid to Partners Consulting in connection with the Original Agreements pursuant to a finder agreement dated February 15, 2008.  This amount is included in fees payable in stock and warrants at February 28, 2010.  The warrants expire three years from the date of issuance.

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
(Unaudited) – Page

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
(Unaudited) – Page

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

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”.  At February 28, 2010, an amount of $914,667 (February 28, 2009 - $270,667) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

Included in accounts payable and accrued liabilities at February 28, 2010 is $573,892 (February 28, 2009 - $429,167) for accrued interest and redemption premiums on these notes payable.

During the year period ended February 28, 2010 and the year ended February 28, 2009, the Company failed to make any of the required redemption payments on the New Debenture.  This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.

As at February 28, 2010, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(Stated in US Dollars)
(Unaudited) – Page

Note 5	Notes Payable – (cont’d)

e) – (cont’d)

	Face Amount	Discount	Deferred Financing Costs	Carrying Value
Balance, March 1, 2008	$-	$-	$-	$-
Issuance of Original Debenture, June 24, 2008	2,500,000	(839,292)	(252,500)	1,408,208

Commissions paid – cash	-	-	(150,000)	(150,000)
Finder’s fees – warrants	-	-	(7,592)	(7,592)
Event of default, October 24, 2008	-
Beneficial conversion feature	-	-	(1,388,320)	(1,388,320)
Accretion of debt discount	-	839,292	1,798,412	2,637,704
Extinguishment of Original debenture, October 31, 2008	(2,500,000)	-	-	(2,500,000)
Issuance of Amended Debentures	3,500,000	(1,736,200)	(53,500)	1,710,300
Beneficial conversion feature	-	-	(1,710,300)	(1,710,300)
Commissions paid – cash	-	-	(60,000)	(60,000)
Finder’s fee – warrants	-	-	(15,545)	(15,545)
Event of default, January 31, 2009
Accretion of debt discount	-	1,736,200	1,839,345	3,575,545
Liquidating damages	270,667	-	-	270,667
Balance, February 28, 2009	3,770,667	-	-	3,770,667
Liquidating damages	700,000			700,000
Balance, February 28, 2010	$4,414,667	$-	$-	$4,414,667

Note 6	Related Party Transactions – Note 8

The officers of the Company provide consulting and management services to the Company as follows:

			November 4,
			2004 (Date of
	Years ended		Inception) to
	February 28,		February 28,
	2010	2009	2010

Consulting fees	$-	$240,129	$394,859
Management fees	528,725	642,021	1,331,798
Office and miscellaneous	-	-	7,000

	$528,725	$882,150	$1,733,657

Note 6	Related Party Transactions – Note 8 – (cont’d)

Included in accounts payable and accrued liabilities at February 28, 2010 is $1,070,732 (February 28, 2009: $504,293) owed to directors of the Company and companies with directors in common for expenses incurred on behalf of the Company and for unpaid management and consulting fees.

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

Included in accounts payable and accrued liabilities is $65,347 (February 28, 2009: $Nil) for amounts owing to directors of the Company pursuant to this compensation policy.

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10

Effective January 11, 2007 the Company completed a forward stock split of the authorized, issued and outstanding shares of common stock on a nine new for one old basis.  Authorized capital increased from 75,000,000 common shares to 450,000,000 common shares.  Effective April 21, 2008 the Company completed a reverse stock split of authorized, issued and outstanding shares of common stock on a one new for five old basis.  Authorized capital decreased from 450,000,000 to 90,000,000.  In January 2009, the Company obtained shareholder approval to amend its authorized share capital from 90,000,000 common shares, par value $0.001 to 500,000,000 common shares, par value $0.001. These financial statements have been retroactively restated to reflect reverse stock split, however the increase in authorized share capital will not become effective until not less than 20 days after the information statement regarding the increase is first mailed to stockholders and until the appropriate filing is made with the Nevada Secretary of State.  Subsequent to February 28, 2010, these required filings had not been made but it is management’s intention to do so.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(Stated in US Dollars)
(Unaudited) – Page

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
(Unaudited) – Page

Note 7	Capital Stock – Notes 4, 5, 6, and 8

a)	Share Issuance Agreement: – (cont’d)

i) – cont’d

As at February 28, 2010, there are 3,028,246 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

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

3,028,246

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
(Unaudited) – Page

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(Stated in US Dollars)
(Unaudited) – Page

Note 7	Capital Stock – Notes 4, 5, 6, and 8 – (cont’d)

b)	Share Purchase Warrants

There were no changes in the Company’s share purchase warrants for the periods ended February 28, 2010 and February 28, 2009 as presented below:

	February 28, 2010		February 28, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance, end of period	3,028,246	$2.53	3,048,246	$2.53

The remaining average life of the warrants at February 28, 2010 is 2.61 years (February 28, 2009: 3.61 years).

A finder's fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 5(e)) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.  At February 28, 2010 these warrants had not yet been issued and are included in fees payable in stock and warrants.

A finder's fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 5(e) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192.6%; Dividend rate – 0%; and risk free interest rate is 1.0%.  At February 28, 2010 these warrants had not yet been issued and are included in fees payable in stock and warrants.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2009
(Stated in US Dollars)
(Unaudited) – Page

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

At February 28, 2010 the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $4,364, which was included in fees payable in stock and warrants at February 28, 2010.  The fair value of these warrants was determined to be $7,344 at February 28, 2010 and, consequently an amount of $2,982 has been shown as a credit to consulting fees for the years ended February 28, 2010. These warrants are exercisable at $2.77 and will expire three years from the date of issuance.  The fair value of these warrants was determined using the Black Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.

c)
On May 21, 2008, the Company signed a letter of commitment whereby the Company agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000 which has been accrued in accounts payable and accrued liabilities as at February 28, 2010.  The Company also committed to enter into a well project management and integrated services contract for the management of a well program on the rig.  The Company is also obligated to pay a fee of 1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if the Company uses the rig, but not the integrated project management services. The Company also incurred and accrued penalties of $2,000,000 as compensation for lost revenues of the rig owners for its failure to fulfill its obligations under the rig provision contract and may be liable to pay up to an additional $2,000,000 for its share of additional costs incurred by the rig owners during the Company’s allotted rig slot.

Note 8	Commitments – Notes 4, 5, 7 and 10 – (cont’d)

c)	- (cont’d)

This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at February 28, 2010 as it is likely that will be incurred. A total of $12,910,000 was recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations during the year ended February 28, 2009.

d)
By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At February 28, 2008, the Company had not yet issued the shares due.  The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at February 28, 2009.

e)
During the years ended February 28, 2010, the Company recorded a recovery of $8,500 (2008: $Nil) in consulting fees for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated November 17, 2007 as compensation to the members of the BOA.  An amount of $6,500 is included in fees payable in stock and warrants at February 28, 2009 for these shares.

f)
During the years ended February 28, 2010, the Company accrued $8,460 (2008: $Nil) in consulting fees for the fair value of 11,000 common shares issuable to a former employee of the Company. This amount is included in fees payable in stock and warrants at February 28, 2010.

Note 9	Additional Cash Flow Information

During the three and year periods ended February 28, 2010 and 2009 no amounts were paid for income taxes.

During the three and year periods ended February 28, 2010 and 2009 no amounts were paid for interest charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent registered public accounting firm is Larry O’Donnell, CPA, P.C. (“O’Donnell”), 2228 South Fraser Street, Unit 1, Aurora, Colorado 80014. The report of O’Donnell on our financial statements for fiscal years ended February 28, 2010 and February 28, 2009 (which include the balance sheets as of February 28, 2010 and 2009, and the statements of operations, other comprehensive loss, changes in stockholders’ deficit for the period from November 4, 2004 (inception) through February 28, 2010), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our fiscal years ended February 28, 2010 and February 28, 2009, there were no disagreements between us and O’Donnell, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of O’Donnell, would have caused O’Donnell to make reference thereto in its report on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
William Lieberman	32	President, Chief Executive Officer and Treasurer/Chief Financial Officer and a Director
William MacNee	55	Chief Operating Officer and a Director
John Spence	60	Director
Jeffrey Sternberg	65	Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

William Lieberman.  Mr. Lieberman has been our President/Chief Executive Officer and Treasurer/Chief Financial Officer and a member of our Board of Directors since June 9, 2010. Mr. Lieberman is a Chartered Financial Analyst Candidate, Level one at the CFA Institute in New York, and earned a Masters in Business Administration from Hult International Business School in Boston, MA, in 2007.  He has an extensive track record in international mining, metal, plastic and advertising sales. Mr. Lieberman was vice president of sales and development for Zapoint, Inc. in Boston Massachusetts, where he was highly involved in all stages of financing and development for the solicitation and close of $1,250,000 of venture capital and angel investment. From 2005 through 2006, Mr. Lieberman was vice president of sales and development for Resource Polymers, Inc. in Toronto, Canada. During his tenure at Resource Polymers, Mr. Lieberman networked throughout Canada and internationally in global scrap markets, and provided arbitrage services to secondary metal and plastics markets. Mr. Lieberman was previously the president/chief executive officer and a member of the board of directors of Trilliant Resources Corporation, a publicly traded company on the Bulletin Board.

William MacNee.  William MacNee has served as our chief operating officer and a director since May 5, 2008. He has a Ph.D. in electrical engineering and he has more than thirty years of international oil, gas, metals and minerals experience. Mr. MacNee has worked throughout North and South America, Western Africa, Eastern Siberia and extensively in Kazakhstan and Kyrgystan. He is skilled at project management, with knowledge in the areas of facilities planning, construction and implementation, gathering systems, process engineering and production operations planning and processing. From April 2006 to April 2008, Mr. MacNee was on contract to Petrofac International and was based in Eastern Siberia as their Operations Manager on the Kovytka gas field for the client TNKBP. From March 2003 to March 2006, he held the position of Project Manager for Arctic Construction International where he handled contracts in the Tengiz field for Chevron and also in the Kashagan oil field for the Northern Constructors Consortium.

Mr. MacNee received his Doctor of Science (Ph.D.) with Electrical Engineering Major at Concordia College and University, USA in July 2003.

John Spence. Mr. Spence has served as a director since May 5, 2008. For 25 years he drilled locations across the United States as a contractor, consultant and for the second half of his career, as a senior manager and member of the Parker Drilling Company team. In the latter part of his career, he has worked in the international arena and in particular Russia and Eastern Europe with drilling operations in the Ukraine, Sakhalin and Kazakhstan. Since September 2006, he has been a consultant drilling manager of Ken Sary LLP – Kazakhstan. From March 2006 to September 2006, he was a consultant drilling manager of KKM – Kazakhstan. From August 2004 to January 2006, he was a consultant drilling manager of Uzpec – Uzbekistan. From September 1999 to May 2004, he was a consultant drilling manager of KKM – Kazakhstan.

Jeffrey Sternberg.  Mr. Sternberg has served as a director since April 21, 2009. Since the year 2000, Mr. Sternberg has been involved with investment advisory firms providing portfolio management and financial planning services to private and public companies. From approximately 2007 to current date, Mr. Sternberg has served as an analyst for Trafalgar Capital Advisors, LLC, an institutional investor (“Trafalgar”), where he is responsible for tracking and evaluating potential transactions and monitoring Trafalgar’s expenditures. From approximately 2004 to 2006, Mr. Sternberg served as the president of Advantage Capital Development Corporation, a small business development company (“Advantage Capital”), where he was primarily responsible for eliminating debt of client companies and managing Advantage Capital’s general operations.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established a compensation committee nor a nominating committee. We intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2010.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2010; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended February 28, 2010, who we will collectively refer to as the named executive officers, for our fiscal years ended February 28, 2010 and February 29, 2009, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Moore(1) Former President and Chief Executive Officer	2009 2010	282,696 -0-	(5)	9,831 -0-	(6)	22,150 -0-	Nil Nil	Nil Nil	Nil Nil	Nil Nil	314,677 -0-
William MacNee(2) Chief Operating Officer	2009 2010	172,424 -0-	(7)	Nil Nil		Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	172,424 -0-
Jonathan Wood(3) Former Chief Financial Officer	2009	152,763	(8)	Nil		Nil	Nil	Nil	Nil	Nil	152,763
Alexander Craven Former Executive Vice President and Compliance Officer	2009	232,605	(5)	Nil		Nil	Nil	Nil	Nil	Nil	232,605

(1) Richard Moore was appointed as our president and chief executive officer on June 8, 2007 and resigned on June 9, 2010.
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
(5) GBP to USD converted at an average exchange rate of 1.7450 during the year ended February 28, 2010.
(6) GBP to USD converted at the exchange rate of 1.9662 on the date the transaction took place
(7) GBP to USD converted at an average exchange rate of 1.7242 over the period of compensation.
(8) GBP to USD converted at an average exchange rate of 1.6974 over the period of compensation.

Director Compensation

The table below shows the compensation of our directors who were not our named executive officers for our last completed fiscal year ended February 28, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jeffrey Sternberg		Nil	Nil	Nil	Nil	Nil	Nil
John Spence	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Effective May 6, 2008, we adopted a compensation policy for our independent directors pursuant to which we compensate each independent director (i) a fee of $1,000 per month, (ii) 1,000 restricted shares of our common stock per month, and (iii) a fee of $1,000 per each quarterly board meeting attended. On May 6, 2008, our board of directors determined that John Spence is an independent director.

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

EMPLOYMENT AGREEMENTS

Richard Moore

On June 8, 2007, we entered into an employment agreement (the “Moore Employment Agreement”) with Richard Moore, pursuant to which Mr. Moore served as our president and chief executive officer. Pursuant to the terms and provisions of the Moore Employment Agreement, we paid Mr. Moore $12,000 per month and agreed to reimburse him for all reasonable travelling and other expenses incurred by him in connection with his services to us. Mr. Moore was required to work a minimum of three days per week for us and is entitled to a minimum annual vacation of four weeks. The term of the Moore Employment Agreement was for an indefinite period and the agreement may be terminated with or without cause. On October 19, 2007, we amended the employment agreement to increase the salary of Mr. Moore to £9,000 per month, payable in £4,500 bi-monthly installments, in arrears, commencing November 1, 2007. Mr. Moore agreed to work for a minimum of 5 days per week for us. Effective June 1, 2008, Mr. Moore’s salary was increased to £15,000 per month. By a bonus agreement dated May 22, 2008, we agreed to issue 5,000 shares of our common stock and paid £5,000 during the year ended February 29, 2008 to Richard Moore as a performance bonus. We have not yet issued the shares due.

The Moore Employment Agreement was terminated on June 9, 2010 commensurate with Mr. Moore’s resignation.

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED FEBRUARY 28, 2010

As of the date of this Annual Report, we do not have a stock option plan in favor of any director, officer, consultant or employee. Thus, we have not granted any stock options or stock appreciation rights during fiscal year ended February 28, 2010.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

INDEMNIFICATION

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding.

To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of the date of this Annual Report, certain information with respect to the beneficial ownership of our common stock by each of our current directors and our named executive officers and by each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Directors and Executive Officers
Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
William Lieberman President, Chief Executive Officer, Director and Chairman	Common Stock	Nil	Nil
William MacNee Chief Operating Officer and Director	Common Stock	Nil	Nil
John Spence Director	Common Stock	Nil	Nil
Jeffrey Sternberg Director	Common Stock	Nil	Nil
Directors and Executive Officers as a Group (4 persons)	Common Stock	Nil	Nil

(1)
Based on 84,668,245 shares of our common stock issued and outstanding as of the date of this Annual Report. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

5% or More Stockholder
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Carbon Energy Investments Limited 31-32 Ely Place London EC1N 6TD, UK	Common Stock	32,000,000	37.8%
Trafalgar Capital Specialized Investment Fund 8-10 Rue Mathias Hardt, BP 3023 L-1030, Luxembourg	Common Stock	17,700,000 (2)	20.9% (2)
Libertas Capital Ventures Limited 16 Berkeley Street London W1J8DZ, UK	Common Stock	20,000,000	23.6%

(1)
Based on 84,668,245 shares of our common stock issued and outstanding as of the date of this Annual Report. Shares of our common stock subject to options or warrants currently exercisable, or exercisable within sixty days, are counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.001 per share.

Change in Control

Except as disclosed below, we are not aware of any arrangements the operation of which may at a subsequent date result in a change in control of our company.

If we cancel 32,000,000 shares of our common stock issued to Carbon Energy and 20,000,000 shares of our common stock issued to Libertas Capital Ventures Limited (as disclosed elsewhere in this Annual Report), Trafalgar will own approximately 54% of the issued and outstanding shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On May 29, 2007, we entered into the Lease Purchase and Sale Agreement with Fox Petroleum LLC, a Nevada company, to acquire a combined 100% working interests in twelve state-issued oil and gas leases in North Slope, Alaska. These leases are subject to a royalty of 16.67% to the State of Alaska and a private royalty equal to 5%. In consideration for the oil and gas leases, we issued 20,000,000 shares of our restricted common stock (4,000,000 post-reverse stock split) to Richard Bullock, the 100% owner of Fox Petroleum LLC. Acquisitions of eleven oil and gas leases under the agreement with Fox Petroleum LLC was completed on August 14, 2007, while that of 12th oil and gas lease was completed effective March 1, 2008. These leases were assigned to our wholly owned subsidiary, Fox Petroleum Alaska and subsequently assigned to the Payors.

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

Director Independence

Our board of directors is presently composed of four directors, consisting of William Lieberman, William MacNee, John Spence, and Jeffrey Sternberg. John Spence and Jeffrey Sternberg are the independent directors under a definition of “independent director” of the American Stock Exchange. John Spence is the sole member of the audit committee, the compensation committee and nominating committee. He is independent under the applicable committee independence standards of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended February 28, 2010 and February 29, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28, 2010	February 29, 2009
Audit Fees		$$141,710
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total		$$141,710

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

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

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
10.64
Amendment to Securities Purchase Agreement, Secured Debenture, Registration Rights Agreement and Security Agreement dated April 2009 between our company and Trafalgar Capital Specialized Investment Fund, Luxembourg (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009).

10.65	Bill of Sale and Assignment in Lieu of Foreclosure between our company and TCF Oil and Gas Corp. (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009).
10.66	Certificate of Seller by our company (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009).
10.67
Covenant Not To Sue dated April 6, 2009 between our company and Trafalgar Capital Specialized Investment Fund, FIS (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009).

10.68	Agreement relating to Alaska Oil and Gas Leases dated May 14, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009).
10.69	Agreement relating to Alaska Oil and Gas Leases dated May 16, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009).
10.70	Agreement relating to Alaska Oil and Gas Leases dated May 29, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009).
10.71
Agreement between our company and Trafalgar Capital Advisory Partners LLP relating to the appointment of Trafalgar Capital Advisory Partners LLP as Introducer/Advisor (incorporated by reference to an exhibit to our annual report on Form 10-K filed on July 15, 2009.)

14.1	Code of Conduct and Ethics (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
(21)	Subsidiaries
21.1	Fox Petroleum (Alaska) Inc., incorporated in Alaska

21.2	Fox Energy Exploration Limited, incorporated in England and Wales
21.3	Fox Petroleum, Inc., incorporated in Kansas
(31)	Section 302 Certification
31.1*	Section 302 Certification of William Lieberman
(32)	Section 906 Certification
32.1*	Section 906 Certification of William Lieberman
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
99.2	Compensation Committee Charter (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
99.3	Nominating Committee Charter (incorporated by reference to an exhibit to our current report on Form 8- K filed on May 9, 2008)
99.4	Letter from Blackhawk Investments Limited dated November 19, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)
99.5
Letter to Minmet Plc regarding Proposed Offer for the Shares of Minmet Plc. dated December 4, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)

*Filed herewith

SIGNATURES

FOX PETROLEUM INC.

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX PETROLEUM INC.

Dated: June 14, 2010	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: June 14, 2010	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 14, 2010	By:	/s/ WILLIAM LIEBERMAN
Director

Dated: June 14, 2010	By:	/s/ WILLIAM MACNEE
Director

Dated: June 14, 2010	By:	/s/ JOHN SPENCE
Director

Dated: June 14, 2010	By:	/s/ JEFFREY STERNBERG
Director