Form 10-Q
period 2010-05-31
FOX PETROLEUM INC.
filed 2010-07-21
CIK 1326252

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended May 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-52721

FOX PETROLEUM INC. (Name of small business issuer in its charter)

Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Knightsbridge London, England United Kingdom SW1X 7JF (Address of principal executive offices)

44-207-590-9630 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:	Outstanding as of July 19, 2010
Class Common Stock, $0.001 par value	88,168,245

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

FOX PETROLEUM INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fox Petroleum, Inc.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(unaudited)

ASSETS
	May 31,	May 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$4,870
VAT refund and other receivables	-	139,894
	-	-
Total Current Assets	-	144,764
Oil and Gas Interests – Note 4		588,270
	-	-

TOTAL ASSETS	$-	$733,034

CURRENT LIABILITIES
Accounts payable and accrued liabilities – Notes 4 and 5 and 8(c)	$18,360,246	$17,272,502
Due to related parties – Note 6	-	17,500
Notes payable – Note 5	5,312,333	4,885,333
	23,672,579	22,175,335
Fees payable in stock and warrants – Notes 5(e), 8(b), (d) and (e)	44,461	75,672

TOTAL LIABILITIES	23,717,040	22,251,007

STOCKHOLDERS' EQUITY

Capital stock – Notes 4, 5, 6, 7, and 8 Authorized:
90,000,000 common shares, par value $0.001 per share	-	-
84,818,245 common shares (February 28, 2009: 69,818,245)	84,818	84,818
Additional paid-in capital	44,937,395	44,937,395
Subscriptions receivable	(26,000,000)	(26,000,000)
Deficit accumulated during the development stage	(42,739,253)	(40,540,186)
		-

Total Dolat Ventures, Inc. Stockholders' Equity	--	$733,034

Ability to Continue as a Going Concern – Note 2
Commitments – Notes 4, 5, 6, 7, and 8

The accompanying notes are a integral part of these consolidated financial statements.

Fox Petroleum, Inc.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended May 31, 2010 and 2009 and for the period November 4, 2004 (Date of Inception) to May 31, 2010 (Stated in US Dollars )
(unaudited)

			Period from
			04-Nov-04
	Three Months Ended		(inception)
	May 31,		to May 31,
	2010	2009	2010
REVENUES
Sales revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross Profit	-	-	-

OPERATING EXPENSES
Accounting and Audit Fees	16,000	29,967	338,381
Accretion of convertible note	-	-	2,575,492
Advertising and public relations	-	-	2,001,045
Bank charges	-	4,306	29,868
Consulting fees – Note 6	-	86,657	755,239
Filing and transfer agent	-		49,690
Finance fees – Notes 5 and 8(c)	-	4,870,617	9,712,804
Foreign exchange	-	243,989	415,308
Insurance	-	-	72,590
Impairment of oil & gas assets	-	-	10,046,683
Legal fees	-	10,300	567,848
Loss on failure to perform obligations under oil and gas commitments – Note 8(c)	-	-	12,910,000
License fees	-	25,126	67,328
Management fees – Note 6	-	188,956	1,380,186
Mineral property acquisition and exploration costs	-	-	17,000
Office and miscellaneous – Note 6	-	16,133	426,556
Travel and Entertainment	-	-	260,758
Loss for the period before other items	-	(5,582,760)	(42,952,833)

Other items:
Gain on recovery of VAT receivable			78,451
Interest and other income	-	-	9,986
Gain on recovery of payables	-	-	125,143
Net loss for the period	$(16000)	$(5,582,760)	(42,739,253)

Basic and diluted loss per share	-	(0.20)
Weighted average number of shares outstanding	24,063,670	27,763,897

The accompanying notes are a integral part of these consolidated financials statements.

Fox Petroleum, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows for the three months ended May 31, 2010 and 2009 and for the period November 4, 2004 (Date of Inception) to May 31, 2010 ( Stated in US Dollars )
(unaudited)

			Period from
	Three Months Ended		November 4, 2006 (inception)
	May 31,		to May 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$(5,582,760)	$(42,739,253)
Donated services and rent	-		21,000
Amortization of deferred financing costs	-
Accretion of convertible debt discount	-	-	2,575,492
Fees payable in stock and warrants	-	2,090	37,087
Finance fee paid in stock and warrants	-	4,870,671	8,270,294
Gain on settlement of amounts payable	-		(125,143)
Impairment of oil and gas assets	-		10,046,683
Gain of VAT receivable written off	-		(78,451)
Change in non-cash working capital balances related to operations:
VAT refund and other receivables	-	17,824	78,451
Prepaid expenses	-
Accounts payable and accrued liabilities	-	687,394	19,019,627
Net cash used in operating activities	-	(4,835)	(2,894,213)
Investing Activities
Proceeds (investment) in oil and gas interests	-	20,000	(7,702,687)
Decrease (increase) in restricted cash	-	5,468
Net Cash Used in Investing Activities	-	25,468	(7,702,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from related party advances	-	(16,500)	-
Proceeds from notes payable			4,400,000
Net Cash Provided (Used) in Financing Activities	-	(16,500)	10,598,900

		-

NET INCREASE IN CASH	-	4133	-
CASH AT BEGINNING OF PERIOD	-	737	-

CASH AT END OF PERIOD	$-	$4870	$

Non-cash transactions – Note 9

The accompanying notes are an integral part of these consolidated financial statements.

FOX PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)
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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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
May 31, 2010
(Stated in US Dollars)
(Unaudited)

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

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Forward looking statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

GENERAL

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

SHARE EXCHANGE AGREEMENTS

Ontario Share Exchange Agreement

Effective July 15, 2010, our Board of Directors authorized the execution of that certain share exchange agreement dated July 15, 2010 (the “Ontario Share Exchange Agreement”) among us, 1536692 Ontario Inc., a private corporation duly registered under the laws of the Province of Ontario, Canada (“Ontario”) and the shareholders of Ontario (the “Ontario Shareholders”). In accordance with the terms and provisions of the Ontario Share Exchange Agreement: (i) the Ontario Shareholders tendered all of their shares held of record, which constituted one hunred percent (100%) of the total issued and outstanding shares of Ontario, to us; (ii) we issued to the Ontario Shareholders 1,750,000 shares of our restricted common stock; and (iii) we assumed a debt due and owing by Ontario to Davfam Investments (1998) Ltd.  in the amount of $225,000, which debt was incurred by Ontario during fiscal years 1994 through 1995 . Ontario is the owner of a scrap plastic processing plant with certain equipment, fixtures and improvements and assets located in Hamilton, Ontario, Canada. Ontario is our wholly-owned subsidiary as a result of the Ontario Share Exchange Agreement.

Resource Share Exchange Agreement

Effective July 15, 2010, our Board of Directors further authorized the execution of that certain share exchange agreement dated July 15, 2010 (the “Resource Share Exchange Agreement”) among us, Resource Polymers Inc., a private corporation duly registered under the laws of the Province of Ontario, Canada (“Resource”) and the shareholders of Resource (the “Resource Shareholders”). In accordance with the terms and provisions of the Resource Share Exchange Agreement: (i) the Resource Shareholders tendered all of their shares held of record, which constituted one hunred percent (100%) of the total issued and outstanding shares of Resource, to us; (ii) we issued to the Resource Shareholders 1,750,000 shares of our restricted common stock; and (iii) ) we assumed a debt due and owing by Resource to Consolidated Recyclers Inc. in the amount of $350,000, which debt was incurred by Resource during fiscal years 1994 through 1997. Resource is also the owner of a scrap plastic processing plant with certain equipment, fixtures and improvements and assets located in Hamilton, Ontario, Canada. Resource is our wholly-owned subsidiary as a result of the Ontario Share Exchange Agreement.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we are a development stage company engaged in the identification, acquisition, exploration and, if warranted, development of prospective oil and gas properties. Our properties are described below. Furthermore, after consummation of the Ontario Share Exchange Agreement and the Resource Share Exchange Agreement, we will be entering the scrap plastic processing industry.

Spears Gas Well, Texas

On October 9, 2007, we entered into a subscription agreement (the “Subscription Agreement”) with Trius Energy LLC (“Trius Energy”), pursuant to which we acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for $500,000. The joint venture consists of Trius Energy’s 72.75% working interest in the Spears Gas Unit 2, Well #1 and was formed to reopen the gas well. Drilling activities commenced in November 2007 for the reworking of the gas well and initial test production from the gas well took place in early January 2008. The well has been dormant since then and is still shut in. Trius Energy is unable to finance the well further and is currently seeking additional finance/partners to continue works. Therefore, as of the date of this Quarterly Report, the Spears Gas Unit 2, Well #1 is shut-in awaiting further financing.

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

RESULTS OF OPERATIONS

The following selected financial information is qualified by reference to, and should be read in conjunction with our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected consolidated income statement data for the three month period ended May 31, 2010 and May 31, 2009 and the selected consolidated balance sheet data as of May 31, 2010 and 2009 are derived from our audited consolidated financial statements which are included elsewhere herein.

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

Three Month Period Ended May 31, 2010 Compared to Three Month Period Ended May 31, 2009.

Our net loss for the three month period ended May 31, 2010 was ($16,000) compared to a net loss of ($5,582,760) during the three month perio ended May 31, 2009, a decrease of $5.566,760. During the three month periods ended May 31, 2010 and 2009, we did not generate any revenue from operations.

During thethree month period ended May 31, 2010, we incurred operating expenses of $16,000 compared to $5,582,760 incurred during the three month period ended May 31, 2009, a decrease of $5,566,760. The decrease in operating expenses was primarily attributable to the following items: (i) finance fees of $-0- (2009: $4,870,617); and (ii) foreign exchange of $-0- (2009: $243,989). During the three month period ended May 31, 2009, we incurred substantial costs under the Letter of Commitment with Senergy, which was entered into to fulfill our obligations under the Farm-In Agreement with Valiant and Petrofac and further penalties (which was also expensed and accrued during the year) for our failure to fulfill our commitment for the use of the rig. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During the three month period ended May 31, 2010, we incurred a loss for the period of ($16,000) or ($0.00) per share as compared to a loss for the period of ($5,582,760) or ($0.20) per share during the three month period ended May 31, 2009. The basic weighted average number of shares outstanding was 24,063,670 for the three month period endedMay 31, 2010 compared to 27,763,897 for the three month period ended May 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended May 31, 2010

As at May 31, 2010, our current assets were $-0- and our current liabilities were $23,717,040, which resulted in a working capital deficit of $23,717,040. As of February 28, 2010, current liabilities were comprised of: (i) $18,360,246 in accounts payable and accrued liabilities; and (ii) $5,312,333 in notes payable. See “ – Material Commitments.”

As of May 31, 2010, our total assets were $-0-. The decrease in total assets during the three month period ended May 31, 2010 from the three mont period ended May 31, 2009 was primarily due to our decrease in cash and the VAT refund and other receivable.

As at May 31, 2010, our total liabilities were $23,717,040 comprised entirely of current liabilities. The increase in liabilities during the three month period ended May 31, 2010 from the three month period ended May 31, 2009 was primarily due to the increase in accounts payable and accrued liabilities.

Stockholders’ deficit increased from ($20,585,213) for the three month period ended May 31, 2009 to ($23,717,040) for the three month period ended May 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2010, net cash flows used in operating activities was $16,000 consisting primarily of a net loss of ($16,000) .

Cash Flows from Investing Activities

For the three month period ended May 31, 2010, net cash flows provided by investing activities was $-0- .

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended May 31, 2010, net cash flows provided from financing activities was -0-.

PLAN OF OPERATION AND FUNDING

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have the following material commitments as described below.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our activities expose us to a variety of financial risks: market risk (including currency risk and cash flow); credit risk and liquidity risk. Our overall risk management program focuses on the unpredictability of the financial market and seeks to minimize potential adverse effects on our financial performance. We do not use derivative financial instruments to hedge these risks. Our subsidiaries are exposed to financial risks that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

Interest rate

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes. We are exposed to fluctuation in our future cash flows arising from changes in interest rates through its variable rate financial assets and liabilities. Other liabilities negotiated at a fixed rate expose us to fair value interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

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

Audit Committee report

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2010. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except for claims, if any, arising out of our letter of commitment with Senergy Limited (as disclosed elsewhere in this Quarterly Report) and trade creditor related debt for our operations in Kansas (as disclosed elsewhere in this Quarterly Report), we know of no material, existing or pending legal proceedings to which we are a party or of which any of our property is the subject.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.  RISKS FACTORS

No report required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Exchange Agreements

Effective July 15, 2010, we entered into the Ontario Share Exchange Agreement and the Resource Share Exchange Agreement. In accordance with the terms and provisions of the Ontario Share Exchange Agreement, we acquired one hundred percent (100%) of the total issued and outstanding shares of common stock of Ontario helld of record by the Ontario Shareholders in exchange for issuance of an aggregate 1,750,000 shares of our restricted common stock to the Ontario

Shareholders. The shares of common stock were issued to the Ontario Shareholders under Regulation S of the Securities Act. In accordance with the terms and provisions of the Resource Share Exchange Agreement, we acquired one hundred percent (100%) of the total issued and outstanding shares of common stock of Resource helld of record by the Resource Shareholders in exchange for issuance of an aggregate 1,750,000 shares of our restricted common stock to Resource Shareholders. The shares of common stock were issued to the Resource Shareholders under Regulation S of the Securities Act.

ITEM 3.  DEFAULTS UPON SENOIR SECURITIES

No report required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5.  OTHER INFORMATION

No report required.

ITEM 6.  EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX PETROLEUM INC.

Dated: July 20, 2010	By:	/s/ William Lieberman
William Lieberman, President and
Chief Executive Officer

Dated: July 20, 2010	By:	/s/ William Lieberman
William Lieberman, Chief Financial Officer