Form 10-Q/A
period 2010-05-31
FOX PETROLEUM INC.
filed 2010-07-28
CIK 1326252

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 AMENDMENT NO. 1 TO Form 10-Q

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

This Quarterly Report on Form 10-Q is being amended to reflect a comparison of certain line items on the financial statements with the three month period ended May 31, 2009. There were no revisions to the actual figures reflecting the three month period ended May 31, 2010.

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

Three Month Period Ended May 31, 2010 Compared to Three Month Period Ended May 31, 2009.

Our net loss for the three month period ended May 31, 2010 was ($16,000) compared to a net loss of ($5,582,760) during the three month perio d ended May 31, 2009, a decrease of $5.566,760. During the three month periods ended May 31, 2010 and 2009, we did not generate any revenue from operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended May 31, 2010

As at May 31, 2010, our current assets were $-0- and our current liabilities were $23,717,040, which resulted in a working capital deficit of $23,717,040. As of May 31 , 2010, current liabilities were comprised of: (i) $18,360,246 in accounts payable and accrued liabilities; (ii) $5,312,333 in notes payable ; and (iii) fees payable in stock and warrants of $44,461 . See “ – Material Commitments.”

As of May 31, 2009, our current assets were $144,764 and our current liabilities were $22,251,007, which resulted in a working capital deficit of $         .  As of May 31, 2009, current assets were comprised of: (i) $4,870 in cash and cash equivalents; (ii) $139,894 in VAT refund and other receiables. As of May 31, 2009, total assets were $733,034 consisting of current assets and $588,270 in valuation of oil and gas interests.

As of May 31, 2010, our total assets were $-0-. The decrease in total assets during the three month period ended May 31, 2010 from the three mont h period ended May 31, 2009 was primarily due to our decrease in valuation of oil and gas interests, which we no longer hold as an assent, and the VAT refund and other receivable.

As at May 31, 2010, our total liabilities were $23,717,040 comprised entirely of current liabilities compared to total liabilities of $22,251,007 at May 31, 2009 . The increase in liabilities during the three month period ended May 31, 2010 from the three month period ended May 31, 2009 was primarily due to the increase in accounts payable and accrued liabilities.

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

FOX PETROLEUM INC.

Dated: July 2 7 , 2010	By:	/s/ William Lieberman
William Lieberman, President and
Chief Executive Officer

Dated: July 2 7 , 2010	By:	/s/ William Lieberman
William Lieberman, Chief Financial Officer