Form 10-Q
period 2010-06-30
FOX PETROLEUM INC.
filed 2010-10-20
CIK 1326252

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-52721

FOX PETROLEUM INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	n/a (I.R.S. Employer Identification No.)

545 EIGHTH AVENUE SUITE 401
NEW YORK, NY 10018
(Address of principal executive offices)

212-560-5195
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of October 20, 2010
Common Stock, $0.001 par value	103,274,997

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

FOX PETROLEUM INC.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Interim Consolidated Balance Sheets
(unaudited)

ASSETS
	August 31,	August 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$4,870
VAT refund and other receivables	-	139,894
	-	-
Total Current Assets	-	144,764
Oil and Gas Interests – Note 4		588,270
	-	-

TOTAL ASSETS	$-	$733,034

CURRENT LIABILITIES
Accounts payable and accrued liabilities – Notes 4 and 5 and 8(c)	$18,360,246	$17,272,502
Due to related parties – Note 6	-	17,500
Notes payable – Note 5	5,312,333	4,885,333
	23,672,579	22,175,335
Fees payable in stock and warrants – Notes 5(e), 8(b), (d) and (e)	44,461	75,672

TOTAL LIABILITIES	23,717,040	22,251,007

STOCKHOLDERS' EQUITY

Capital stock – Notes 4, 5, 6, 7, and 8 Authorized:
90,000,000 common shares, par value $0.001 per share	-	-
87,818,245 common shares (August 31, 2010: 69,818,245)	84,818	84,818
Additional paid-in capital	44,937,395	44,937,395
Subscriptions receivable	(26,000,000)	(26,000,000)
Deficit accumulated during the development stage	(42,739,253)	(40,540,186)
		-

Total Dolat Ventures, Inc. Stockholders' Equity	--	$733,034

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
(unaudited)

			Period from
			04-Nov-04
	Three Months Ended		(inception)
	August 31,		to August 31,
	2010	2009	2010
REVENUES
Sales revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross Profit	-	-	-

OPERATING EXPENSES
Accounting and Audit Fees	16,000	29,967	338,381
Accretion of convertible note	-	-	2,575,492
Advertising and public relations	-	-	2,001,045
Bank charges	-	4,306	29,868
Consulting fees – Note 6	-	86,657	755,239
Filing and transfer agent	-		49,690
Finance fees – Notes 5 and 8(c)	-	4,870,617	9,712,804
Foreign exchange	-	243,989	415,308
Insurance	-	-	72,590
Impairment of oil & gas assets	-	-	10,046,683
Legal fees	-	10,300	567,848
Loss on failure to perform obligations under oil and gas commitments – Note 8(c)	-	-	12,910,000
License fees	-	25,126	67,328
Management fees – Note 6	-	188,956	1,380,186
Mineral property acquisition and exploration costs	-	-	17,000
Office and miscellaneous – Note 6	-	16,133	426,556
Travel and Entertainment	-	-	260,758
Loss for the period before other items	-	(5,582,760)	(42,952,833)

Other items:
Gain on recovery of VAT receivable			78,451
Interest and other income	-	-	9,986
Gain on recovery of payables	-	-	125,143
Net loss for the period	$(16,000)	$(5,582,760)	(42,739,253)

Basic and diluted loss per share	-	(0.20)
Weighted average number of shares outstanding	24,063,670	27,763,897

The accompanying notes are a integral part of these consolidated financials statements.

Fox Petroleum, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows for the three months ended May 31, 2010 and 2009 and for the period November 4, 2004 (Date of Inception) to May 31, 2010
( Stated in US Dollars )
(unaudited)

			Period from November 4, 2006
	Three Months Ended		(inception)
	AUGUST 31,		to August 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$(5,582,760)	$(42,739,253)
Donated services and rent	-		21,000
Amortization of deferred financing costs	-
Accretion of convertible debt discount	-	-	2,575,492
Fees payable in stock and warrants	-	2,090	37,087
Finance fee paid in stock and warrants	-	4,870,671	8,270,294
Gain on settlement of amounts payable	-		(125,143)
Impairment of oil and gas assets	-		10,046,683
Gain of VAT receivable written off	-		(78,451)
Change in non-cash working capital balances related to operations:
VAT refund and other receivables	-	17,824	78,451
Prepaid expenses	-
Accounts payable and accrued liabilities	-	687,394	19,019,627
Net cash used in operating activities	-	(4,835)	(2,894,213)
Investing Activities
Proceeds (investment) in oil and gas interests	-	20,000	(7,702,687)
Decrease (increase) in restricted cash	-	5,468
Net Cash Used in Investing Activities	-	25,468	(7,702,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from related party advances	-	(16,500)	-
Proceeds from notes payable			4,400,000
Net Cash Provided (Used) in Financing Activities	-	(16,500)	10,598,900

		-

NET INCREASE IN CASH	-	4133	-
CASH AT BEGINNING OF PERIOD	-	737	-

CASH AT END OF PERIOD	$-	$4870	$

Non-cash transactions – Note 9

The accompanying notes are an integral part of these consolidated financial statements.

FOX PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010
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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August  31, 2010
(Stated in US Dollars)
(Unaudited)

Note 4	Oil and Gas Interests – (cont’d)

h)	25th Round License Blocks 13/17 & 210/20e, United Kingdom – (cont’d)

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
August 31, 2010
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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August  31, 2010
(Stated in US Dollars)
(Unaudited)

Note 5	Notes Payable – (cont’d)

e)	– (cont'd)

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August  31, 2010
(Stated in US Dollars)
(Unaudited)

Note 5	Notes Payable – (cont’d)

e)	– (cont'd)

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 5	Notes Payable – (cont’d)

e)	– (cont'd)

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 5	Notes Payable – (cont’d)

e)	– (cont'd)

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 5	Notes Payable – (cont’d)

e)	– (cont'd)

	Face Amount	Discount	Deferred Financing Costs	Carrying Value
Balance, March 1, 2008	$-	$-	$-	$-
Issuance of Original Debenture, June 24, 2008	2,500,000	(839,292)	(252,500)	1,408,208

Commissions paid – cash	-	-	(150,000)	(150,000)
Finder’s fees – warrants	-	-	(7,592)	(7,592)
Event of default, October 24, 2008	-
Beneficial conversion feature	-	-	(1,388,320)	(1,388,320)
Accretion of debt discount	-	839,292	1,798,412	2,637,704
Extinguishment of Original debenture, October 31, 2008	(2,500,000)	-	-	(2,500,000)
Issuance of Amended Debentures	3,500,000	(1,736,200)	(53,500)	1,710,300
Beneficial conversion feature	-	-	(1,710,300)	(1,710,300)
Commissions paid – cash	-	-	(60,000)	(60,000)
Finder’s fee – warrants	-	-	(15,545)	(15,545)
Event of default, January 31, 2009
Accretion of debt discount	-	1,736,200	1,839,345	3,575,545
Liquidating damages	270,667	-	-	270,667
Balance, February 28, 2009	3,770,667	-	-	3,770,667
Liquidating damages	700,000			700,000
Balance, February 28, 2010	$4,414,667	$-	$-	$4,414,667

Note 6	Related Party Transactions – Note 8

The officers of the Company provide consulting and management services to the Company as follows:

			November 4,
			2004 (Date of
	Years ended		Inception) to
	February 28,		February 28,
	2010	2009	2010

Consulting fees	$-	$240,129	$394,859
Management fees	528,725	642,021	1,331,798
Office and miscellaneous	-	-	7,000

	$528,725	$882,150	$1,733,657

Note 6	Related Party Transactions – Note 8 – (cont’d)

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August  31, 2010
(Stated in US Dollars)
(Unaudited)

Note 7	Capital Stock – Notes 4, 5, 6, and 8

a)	Share Issuance Agreements:

(i)
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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 7	Capital Stock – Notes 4, 5, 6, and 8

a)	Share Issuance Agreement: – (cont’d)

(i)	– cont’d

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

(ii)
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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 7	Capital Stock – Notes 4, 5, 6, and 8 – (cont’d)

a)	Share Issuance Agreement: – (cont’d)

(ii)	– cont’d

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

Note 7	Capital Stock – Notes 4, 5, 6, and 8 – (cont’d)

b)	Share Purchase Warrants

There were no changes in the Company’s share purchase warrants for the periods ended February 28, 2010 and February 28, 2009 as presented below:

	August 31, 2010		February 28, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance, end of period	3,028,246	$2.53	3,048,246	$2.53

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

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we are a development stage company engaged  in acquiring, developing and operating plastic recycling operations throughout North America. With a focus on plastic waste compounds and the aggregating of plastic scrap products for manufactures. Fox Petroleum's goal is to become an important partner for leading recycling companies who need proficient services.

RESULTS OF OPERATIONS

The following selected financial information is qualified by reference to, and should be read in conjunction with our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected consolidated income statement data for the three month period ended August 31, 2010 and August 31, 2009 and the selected consolidated balance sheet data as of August 31, 2010 and 2009 are derived from our audited consolidated financial statements which are included elsewhere herein.

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

Three Month Period Ended August 30, 2010 Compared to Three Month Period Ended May  31, 2010.

Our net loss for the three month period ended August 31, 2010 was ($7,781,827) compared to a net loss of ($32,209,932) during the three month perio ended May 31, 2009, a decrease of $24,428,105. During the three month periods ended May 31, 2010 and 2009, we did not generate any revenue from operations.

During thethree month period ended May 31, 2010, we incurred operating expenses of $7,906,970 compared to $32,289,013 (offset by $73,073 fr foreign exchange) incurred during the three month period ended May 31, 2009, a decrease of $24,382,043. The decrease in operating expenses was primarily attributable to the following items: (i) impairment of oil and gas assets of $588,270 (2009: $9,458,413); (ii) accretion of convertible note of $-0- (2009: $2,575,492); and (iii) loss on failure to perform obligations under oil and gas commitments of $-0- (2009: $12,910,000). The decrease in accretion of convertible note for the three month period ended May 31, 2010 as compared to the three month period ended May 31, 2009 was primarily due to our default during the 2009 fiscal year end of repayments on notes resulting in an immediate accretion of the entire discount of the notes during the 2009 year end. During the three month period ended May 31, 2009, we incurred substantial costs under the Letter of Commitment with Senergy, which was entered into to fulfill our obligations under the Farm-In Agreement with Valiant and Petrofac and further penalties (which was also expensed and accrued during the year) for our failure to fulfill our commitment for the use of the rig.. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.  Other items incurred during the three mont period ended May 31, 2010 was gain on recovery of payables of $125,143 (2009: $-0-), gain on recovery of VAT receivable of $-0- (2009: $78,451) and interest and other income of $-0- (2009: $630).

During the three month period ended August 30, 2010, we incurred a loss for the period of ($7,781,827) or ($0.32) per share as compared to a loss for the period of ($32,209,932) or ($2.03) per share during the three month period ended May 31, 2009. The basic weighted average number of shares outstanding was 24,063,670 for the three month period endedMay 31, 2010 compared to 15,886,053 for the three month period ended May 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended August 31, 2010

As at August 31, 2010, our current assets were $-0- and our current liabilities were $23,717,040, which resulted in a working capital deficit of $23,717,040. As of February 28, 2010, current liabilities were comprised of: (i) $18,360,246 in accounts payable and accrued liabilities; and (ii) $5,312,333 in notes payable. See “ – Material Commitments.”

As of August 31, 2010, our total assets were $-0-. The decrease in total assets during the three month period ended May 31, 2010 from the three mont period ended May 31, 2009 was primarily due to our decrease in cash and the VAT refund and other receivable.

As at August, 2010, our total liabilities were $23,717,040 comprised entirely of current liabilities. The increase in liabilities during the three month period ended May 31, 2010 from the three month period ended May 31, 2009 was primarily due to the increase in accounts payable and accrued liabilities.

Stockholders’ deficit increased from ($20,585,213) for the three month period ended May 31, 2009 to ($23,717,040) for the three month period ended May 31, 2009.

Cash Flows from Operating Activities

NONE

Cash Flows from Investing Activities

None

Cash Flows from Financing Activities

None

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

On September 20,2010 the company issued an 8% convertible note to Asher Enterprises Inc.in the aggregate principal amount of $45,000.

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

Effective July 15, 2010, the Board of Directors of Fox Petroleum, Inc., a corporation organized under the laws of the State of Nevada (the “Company”) authorized the execution of that certain share exchange agreement dated July 15, 2010 (the “Ontario Share Exchange Agreement”) among the Company, 1536692 Ontario Inc., a private corporation duly registered under the laws of the Province of Ontario, Canada (“Ontario”) and the shareholders of Ontario (the “Ontario Shareholders”). In accordance with the terms and provisions of the Ontario Share Exchange Agreement: (i) the Ontario Shareholders tendered all of their shares held of record, which constituted one hunred percent (100%) of the total issued and outstanding shares of Ontario, to the Company; (ii) the Company issued to the Ontario Shareholders 1,750,000 shares of its restricted common stock; and (iii) the Company assumed a debt due and owing by Ontario to Davfam Investments (1998) Ltd.  in the amount of $225,000, which debt was incurred by Ontario during fiscal years 2002 through 2005 . Ontario is the owner of a scrap plastic processing plant with certain equipment, fixtures and improvements and assets located in Hamilton, Ontario, Canada. Ontario is a wholly-owned subsidiary of the Company as a result of the Ontario Share Exchange Agreement.

Amendment to Articles of Incorporation

Effective August 31, 2010, Fox Petroleum, Inc., a corporation organized under the laws of the State of Nevada (the “Company”) filed an amendment to its Articles of Incorporation (the “Amendment”) to increase the Company’s authorized capital structure to 500,000,000 shares consisting of 450,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.
The Amendment was approved by the Board of Directors by unanimous written consent resolutions dated August 31, 2010 signed by all the members of the Board of Directors. The Amendment was subsequently approved by certain shareholders of the Company holding a majority of the total issued and outstanding shares of common stock of the Company by written consent resolutions dated August 31, 2010

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

FOX PETROLEUM INC.

Dated: October 20, 2010	By:	/s/ William Lieberman
William Lieberman, President and
Chief Executive Officer

Dated: October 20, 2010	By:	/s/ William Lieberman
William Lieberman, Chief Financial Officer