Form 10-Q
period 2010-11-30
FOX PETROLEUM INC.
filed 2011-01-19
CIK 1326252

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

         For the period ended November 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of January 15, 2011
Common Stock, $0.001 par value	113,674,997

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FOX PETROLEUM INC.

FORM 10-Q

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Interim Consolidated Balance Sheets
(unaudited)

ASSETS
	November 30,	November 30,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$4,870
VAT refund and other receivables	-	139,894
	-	-
Total Current Assets	-	144,764
Oil and Gas Interests – Note 4		588,270
	-	-

TOTAL ASSETS	$-	$733,034

CURRENT LIABILITIES
Accounts payable and accrued liabilities – Notes 4 and 5 and 8(c)	$18,360,246	$17,272,502
Due to related parties – Note 6	-	17,500
Notes payable – Note 5	5,312,333	4,885,333
	23,672,579	22,175,335
Fees payable in stock and warrants – Notes 5(e), 8(b), (d) and (e)	44,461	75,672

TOTAL LIABILITIES	23,717,040	22,251,007

STOCKHOLDERS' EQUITY

Capital stock – Notes 4, 5, 6, 7, and 8 Authorized:
90,000,000 common shares, par value $0.001 per share	-	-
87,818,245 common shares (August 31, 2010: 69,818,245)	84,818	84,818
Additional paid-in capital	44,937,395	44,937,395
Subscriptions receivable	(26,000,000)	(26,000,000)
Deficit accumulated during the development stage	(42,739,253)	(40,540,186)
		-

Total Dolat Ventures, Inc. Stockholders' Equity	-	$733,034

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
(unaudited)

			Period from
	Three Months Ended		November 4, 2006 (inception)
	November 30,		to August 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$(5,582,760)	$(42,739,253)
Donated services and rent	-		21,000
Amortization of deferred financing costs	-
Accretion of convertible debt discount	-	-	2,575,492
Fees payable in stock and warrants	-	2,090	37,087
Finance fee paid in stock and warrants	-	4,870,671	8,270,294
Gain on settlement of amounts payable	-		(125,143)
Impairment of oil and gas assets	-		10,046,683
Gain of VAT receivable written off	-		(78,451)
Change in non-cash working capital balances related to operations:
VAT refund and other receivables	-	17,824	78,451
Prepaid expenses	-
Accounts payable and accrued liabilities	-	687,394	19,019,627
Net cash used in operating activities	-	(4,835)	(2,894,213)
Investing Activities
Proceeds (investment) in oil and gas interests	-	20,000	(7,702,687)
Decrease (increase) in restricted cash	-	5,468
Net Cash Used in Investing Activities	-	25,468	(7,702,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from related party advances	-	(16,500)	-
Proceeds from notes payable			4,400,000
Net Cash Provided (Used) in Financing Activities	-	(16,500)	10,598,900

		-

NET INCREASE IN CASH	-	4,133	-
CASH AT BEGINNING OF PERIOD	-	737	-

CASH AT END OF PERIOD	$-	$4,870	$

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

.

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

RESULTS OF OPERATIONS

The following selected financial information is qualified by reference to, and should be read in conjunction with our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected consolidated income statement data for the three month period ended November 30, 2010 and November 30, 2009 and the selected consolidated balance sheet data as of November 30, 2010 and 2009 are derived from our audited consolidated financial statements which are included elsewhere herein.

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

Three Month Period Ended November 30, 2010 Compared to Three Month Period Ended August  31, 2010.

Our net loss for the three month period ended November 30, 2010 was ($7,781,827) compared to a net loss of ($32,209,932) during the three month perio ended May 31, 2009, a decrease of $24,428,105. During the three month periods ended August 30, 2010 and 2009, we did not generate any revenue from operations.

During the three month period ended November 30, 2010, we incurred operating expenses of $7,906,970 compared to $32,289,013 (offset by $73,073 fr foreign exchange) incurred during the three month period ended May 31, 2009, a decrease of $24,382,043. The decrease in operating expenses was primarily attributable to the following items: (i) impairment of oil and gas assets of $588,270 (2009: $9,458,413); (ii) accretion of convertible note of $-0- (2009: $2,575,492); and (iii) loss on failure to perform obligations under oil and gas commitments of $-0- (2009: $12,910,000). The decrease in accretion of convertible note for the three month period ended May 31, 2010 as compared to the three month period ended May 31, 2009 was primarily due to our default during the 2009 fiscal year end of repayments on notes resulting in an immediate accretion of the entire discount of the notes during the 2009 year end. During the three month period ended May 31, 2009, we incurred substantial costs under the Letter of Commitment with Senergy, which was entered into to fulfill our obligations under the Farm-In Agreement with Valiant and Petrofac and further penalties (which was also expensed and accrued during the year) for our failure to fulfill our commitment for the use of the rig.. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.  Other items incurred during the three mont period ended May 31, 2010 was gain on recovery of payables of $125,143 (2009: $-0-), gain on recovery of VAT receivable of $-0- (2009: $78,451) and interest and other income of $-0- (2009: $630).

During the three month period ended November 30, 2010, we incurred a loss for the period of ($7,781,827) or ($0.32) per share as compared to a loss for the period of ($32,209,932) or ($2.03) per share during the three month period ended May 31, 2009. The basic weighted average number of shares outstanding was 24,063,670 for the three month period ended May 31, 2010 compared to 15,886,053 for the three month period ended May 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended November 30, 2010

As at November 30, 2010, our current assets were $-0- and our current liabilities were $23,717,040, which resulted in a working capital deficit of $23,717,040. As of February 28, 2010, current liabilities were comprised of: (i) $18,360,246 in accounts payable and accrued liabilities; and (ii) $5,312,333 in notes payable. See “ – Material Commitments.”

As of November 30, 2010, our total assets were $-0-. The decrease in total assets during the three month period ended May 31, 2010 from the three mont period ended May 31, 2009 was primarily due to our decrease in cash and the VAT refund and other receivable.

As at November, 2010, our total liabilities were $23,717,040 comprised entirely of current liabilities. The increase in liabilities during the three month period ended May 31, 2010 from the three month period ended May 31, 2009 was primarily due to the increase in accounts payable and accrued liabilities.

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

In addition, pursuant to the bill of sale and assignment in lieu of foreclosure and the certificate of seller, we sold and assigned to TCF Oil and Gas Corp., a Florida corporation owned by Trafalgar, all of our properties located in Ellsworth County, Kansas, including three oil and gas leases located in Ellsworth County, Kansas in consideration of the payment of $100 from TCF Oil and Gas to us and of the simultaneous execution by Trafalgar of a covenant not to sue us for an in personam judgment under the obligations evidenced or secured by the various loan documents between Trafalgar and us. TCF Oil and Gas did not assume our obligations and liabilities under the loan documents between Trafalgar and us and such obligations and liabilities remain our responsibility. In addition, this bill of sale and assignment does not restrict the right of Trafalgar as holder of such loan documents to enforce the same or to institute or proceed with foreclosure or any other remedial proceedings under the same. We also released Trafalgar from any claims arising out of the loans from Trafalgar.

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

FOX PETROLEUM INC.

Dated: January 18, 2011	By:	/s/ William Lieberman
William Lieberman, President and
Chief Executive Officer

Dated: January 18, 2011	By:	/s/ William Lieberman
William Lieberman, Chief Financial Officer