Form 10-K/A
period 2010-02-28
FOX PETROLEUM INC.
filed 2011-03-15
CIK 1326252

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

545 EIGHTH AVENUE SUITE 401
NEW YORK, NY 10018

212-560-5195
____________________
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE	Name of each exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

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

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  ☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

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

N/A

Transitional Small Business Disclosure Format (Check one):  ☐  Yes   ☒  No

FOX PETROLEUM INC.

AMENDMENT NO. 1 TO
FORM 10-K

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

This Annual Report on Form 10-K is being amended pursuant to the comment letter received from the Securities and Exchange Commission dated February 28, 2011. Furthermore, this Annual Report contains audited financial statements that cannot be relied upon since we became aware that the Public Company Accounting Oversight Board revoked the registration of our prior auditor, Larry O’Donnell CPA, P.C. (“O’Donnell”). As a result, our Board of Directors concluded on approximately March 9, 2011 that our previously issued financial statements for fiscal years ended February 28, 2010 and February 28, 2009 and the perid from inception through February 28, 2010 should no longer be relied upon. Management is currently identifying a registered PCAOB registered auditor to engage as our independent public auditor. Therefore, the Annual Report will be further revised at a later date upon the engagement of a new auditor, which engagement shall include the restatement of our financial statements for fiscal years ended February 28, 2010 and February 28, 2009 and the period from inception through February 28, 2010.

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
(Unaudited) – Page 11

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

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on such evaluation, and as described in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective:

•
to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

•
to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-K.

Management's Report on Internal Control Over Financial Reporting

During our assessment of the effectiveness of internal control over financial reporting as of February 28, 2010, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to reivew and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of February 28, 2010; and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending February 28, 2011.. We believe that our current accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the United States. Management, however, has determined that our internal audit function may be deficient due to insufficient qualified resources to perform internal audit functions. Our management determined that the lack of an audit committee of our Board of Directors at February 28, 2010 may have contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing weaknesses, we have taken certain remediation measures and designed new internal controls and procedures to ensure: (a) effectiveness and efficiency of operations; (b) reliability of financial reporting; and (c) compliance with laws and regulations. To that end, management will provide a controlled environment which organizes and influences its people.

We are currently establishing an information and communication system for our executives to allow them to carry out their responsibilities in an organized and process driven manner.

The following steps either have or will be implemented:

(a)
The engagement of a new public accounting firm to review and or audit our restated financial statements for fiscal years ended February 28, 2010 February 28, 2009 and the perid from inception through February 28, 2010 and the subsequent quarterly periods of May 31, 2010, August 31, 2010 and November 30, 2010.

(b)
The firm will engage an accounting facilitator to assist with: (a) compiling and maintaining our financial records; (b) assisting the bookkeeping staff with proper recording of transactions; (c) maintaining permanent accounting records and proper backup procedures; and (d) providing continuous monitoring of accounting functions throughout the company. In addition, the facilitator will perform a risk assessment which identifies and analyzes the relevant risks management should address in order to achievement of its objectives. The facilitator will also assist with the preparation of written policies and procedures that will help ensure management directives are carried out.

(c)
Our President/Chief Executive Officer will be serving as the point of communication between us and the audit firm to be engaged. Communication between our President/Chief Executive Officer and the audit firm’s engagement partner will be established to ensure that the auditor is aware of management’s intent and actions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

14.1	Code of Conduct and Ethics (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
(21)	Subsidiaries
21.1	Fox Petroleum (Alaska) Inc., incorporated in Alaska

21.2	Fox Energy Exploration Limited, incorporated in England and Wales
21.3	Fox Petroleum, Inc., incorporated in Kansas
(31)	Section 302 Certification
31.1*	Section 302 Certification of William Lieberman
31.2*	Section 302 Certification of William Lieberman
(32)	Section 906 Certification
32.1*	Section 906 Certification of William Lieberman
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
99.2	Compensation Committee Charter (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 9, 2008)
99.3	Nominating Committee Charter (incorporated by reference to an exhibit to our current report on Form 8- K filed on May 9, 2008)
99.4	Letter from Blackhawk Investments Limited dated November 19, 2008 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on January 21, 2009)
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

FOX PETROLEUM INC.

Dated: March 14, 2011	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief Executive Officer

Dated: March 14, 2011	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2011	By:	/s/ WILLIAM LIEBERMAN
Director

Dated: March 14, 2011	By:	/s/ WILLIAM MACNEE
Director

Dated: March 14, 2011	By:	/s/ JOHN SPENCE
Director

Dated: March 14, 2011	By:	/s/ JEFFREY STERNBERG
Director