Form 10-K
period 2011-02-28
FOX PETROLEUM INC.
filed 2011-06-15
CIK 1326252

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-52721

FOX PETROLEUM INC.
(Name of small business issuer in its charter)

NEVADA	n/a
other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Eighth Avenue Suite 401
New York, NY 10018

212-560-5195
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: August 31, 20010: $308,588.86

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court). ☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,174,997 shares of common stock outstanding as of June 14, 2011.

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

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Fox Petroleum Inc. was incorporated under the laws of the State of Nevada on November 4, 2004 under the name of “Nova Resources Inc.” Subsequently, our Board of Directors decided to change our name to “Fox Petroleum Inc” to better reflect the new direction of our business of exploration and development activities to the oil and gas sectors. Therefore, on February 5, 2007, we changed our name to “Fox Petroleum Inc.”. The name change was accomplished through a merger with our wholly owned subsidiary, Fox Petroleum Inc., which was incorporated for the sole purpose of changing our name with our company carrying on as the surviving corporation under the new name of “Fox Petroleum Inc.” As of the date of this Annual Report, we are a development stage company engaged in the identification, acquisition, exploration and, if warranted, development of prospective oil and gas properties. We have oil and gas interests in a United Kingdom onshore license and joint venture interests in Texas. The company also engages in recycling operations are involved in the recycling of oil- based plastic compounds since June of 2010.  These operations are located in Hamilton, Ontario Canada.

Subsidiaries

       1536692 Ontario Inc.
On July 15, 2010 we acquired the company 15336692 Ontario Inc.  This company comprised of one of the two operating plastics companies located in Hamilton, Ontario.  The company is comprised of assets involved in the production, execution and delivery of plastics recycling.  We acquired all related debts along with the company.  The company delivered a PCAOB audit in January 2011, finalizing the transaction.

       Resource Polymers Inc.
On July 15, 2010 we entered into agreements to acquire the company Resource Poluymers  Inc.  This company comprised of one of the two operating plastics companies located in Hamilton, Ontario.  The company is comprised of operations involved in the recycling, extruding and development of oil based compounds used in manufacturing facilities.  The company has not yet completed its required PCAOB audit and the company is hoping to finalize the transaction imminently.

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

TRANSFER AGENT

Our transfer agent and registrar for our common stock is Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite 304, Henderson, Nevada 89074.

CURRENT BUSINESS OPERATIONS

As of the date of this Annual Report, we are in operations in  our recycling plant and we are development stage company engaged in the identification, acquisition, exploration and, if warranted, development of prospective oil and gas properties. Our properties are described below.

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

We could not provide any assurance that we would be able to obtain financing arrangements to repay the Payors by August 14, 2009. Therefore, all costs incurred of $2,401,282 relating to the North Slope leases were written off on our statement of operations during fiscal year ended February 28, 2009. During fiscal year ended February 28, 2011, we failed to repay the Payors by the due date and assignment of the related leases to the Payors was triggered. Consequently, the fees are no longer payable and outstanding lease fees and accrued interest of $98,400 was recorded as a gain on recovery of payables.

Furthermore, all costs incurred of $1,061,727 relating to the Cook Inlet leases were written off on our statement of operations during fiscal year ended February 28, 2009. During fiscal year ended February 28, 2011, we failed to repay the Payors and the assignment of the related leases to the Payors was triggered. Consequently, outstanding lease fees and accrued interest of $26,743 was recorded as a gain on write off of amounts payable.

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

During fiscal year ended February 28, 2011, we returned the License to the United Kingdom government and consequently all costs incurred of $2,512,856 were written-off on the statement of operations during fiscal year ended February 28, 2011.

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

EMPLOYEES

We have zero full-time employees. We have two executive officer, William Lieberman, who serves as our President/Chief Executive Officer and James Molloy Treasurer/Chief Financial Officer. We periodically hire independent contractors to execute our acquisition, exploration and development, if any, activities. We may hire additional employees when circumstances warrant.

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

As of February 28, 2011, we had cash of $-0- and had a working capital deficit of $23,717,040. We do not have any credit available to us nor have we identified other sources of capital and it is unlikely, given our current financial condition and the ongoing global financial crisis, that we will secure any additional credit or capital. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. If we discontinue our operations, our stockholders will lose the entire amount of their investments in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We incurred net losses of $7,781,827 and $32,209,932 for the fiscal years ended February 28, 2011 and February 28, 2011, respectively. At February 28, 2011, we had accumulated a deficit of $42,739,253 and had a working capital deficit of $23,717,040.

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our audited financial statements for the years ended February 28, 2011 and February 28, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that led to this disclosure by our independent auditors.

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

In general, our properties are held under oil and gas leases or licenses. If we fail to meet the specific requirements of each lease or license, such lease or license may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease or license will be met. The termination or expiration of our leases or licenses will harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases or licenses and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties will harm our business. In addition, we will need significant funds to meet capital requirements for the exploration activities that we intend to conduct on our properties

Title deficiencies could render our leases worthless which could have adverse effects on our financial condition or results of operations.

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

Our management evaluated our disclosure controls and procedures as of February 28, 2011 and concluded that as of that date, our disclosure controls and procedures and our internal control over financial reporting were not effective. If such ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The company is currently working to deal with comments from SEC letters, February 28, 2011, March 9, 2011 and June 6, 2011.  The company expects this letters to be dealt with in the upcoming time frame quickly.

ITEM 2. PROPERTY

Our executive and head offices are located at 545 Eighth Avenue Suite 401  New York, NY. We lease our offices on a virtual basis only paying  500 per year including tax. The company's Canadian operations work out of 119 Princess Street Hamilton, Ontario Canada.

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

Fiscal Quarter	High Bid	Low Bid
2011
Fourth Quarter 12-01-10 to 02-28-11	$0.066	$0.04
Third Quarter 09-01-10 to 11-30-10	$0.23	$0.086
Second Quarter 06-01-10 to 08-31-10	$0.25	$0.086
First Quarter 03-01-10 to 05-31-10	$0.395	$0.18

Fiscal Quarter	High Bid	Low Bid
2010
Fourth Quarter 12-01-08 to 02-28-09	$0.066	$0.04
Third Quarter 09-01-08 to 11-30-08	$0.23	$0.086
Second Quarter 06-01-08 to 08-31-08	$0.25	$0.086
First Quarter 03-01-08 to 05-31-08	$0.395	$0.18

As of June 14, 2011, we had approximately 68 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended February 28, 2011, we issued stock pursuant to contractual agreements as set forth below.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected consolidated income statement data for fiscal years ended February 28, 2011 and 2009 and the selected consolidated balance sheet data as of February 28, 2011 and 2009 are derived from our audited consolidated financial statements which are included elsewhere herein.

STATEMENT OF OPERATIONS	Years Ended February 28, 2011 and 2010		For the Period from November 4, 2004 (inception) to February 28, 2011

Expenses
Accounting and audit fees	85,226	157,725	338,381
Accretion of convertible note	-0-	2,575,492	2,575,492
Advertising and public relations	286	300,384	2,01,045
Bank charges	9,856	9,690	29,868
Consulting fees	119,909	426,532	755,239
Filing and transfer agent	7,352	25,653	49,690
Finance fees	5,275,703	4,437,101	9,712,804
Foreign exchange	488,381	(73,073)	415,308
Impairment of oil and gas assets	588,270	9,458,413	10,046,683
Insurance	-0-	52,955	72,590
Interest on notes payable	664,737	652,245	1,316,982
Legal fees	42,922	361,068	567,848
License fees	67,328	-0-	67,328
Loss on failure to perform obligations under oil and gas commitments	-0-	12,910,000	12,910,000
Management fees	528,725	642,021	1,380,186
Mineral property acquisition and exploration costs	-0-	-0-	17,000
Office and miscellaneous	28,275	221,037	426,556
Travel and entertainment	-0-	131,770	260,758

Loss for the Period Before Other Item	(7,906,970)	(32,289,013)	(42,952,833)

Other Items
Gain on recovery of VAT receivable	-0-	78,451	78,451
Gain on recovery of payables	125,143	-0-	125,143
Interest and other income	-0-	630	9,986
Net Loss From Period	(7,781,827)	(32,29,932)	(42,739,253)

BALANCE SHEET DATA
Total Assets	-0-	772,193
Total Liabilities	23,717,040	21,357,406
Total Stockholders’ Equity	(23,717,040)	(20,585,213)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (November 4, 2004)  through February 28, 2011, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

The Amendment was approved by the Board of Directors by unanimous written consent resolutions dated August 31, 2010 signed by all the members of the Board of Directors. The Amendment was subsequently approved by certain shareholders of the Company holding a majority of the total issued and outstanding shares of common stock of the Company by written consent resolutions dated August 31, 2010

RESULTS OF OPERATION

Fiscal Year Ended February 28, 2011 Compared to Fiscal Year Ended February 28, 2010.

Our net loss for fiscal year ended February 28, 2011 was ($7,781,827) compared to a net loss of ($32,209,932) during fiscal year ended February 28, 2010, a decrease of $24,428,105. During fiscal years ended February 28, 2011 and 2010, we did not generate any revenue from operations.

During fiscal year ended February 28, 2011, we incurred operating expenses of $7,906,970 compared to $32,289,013 (offset by $73,073 for foreign exchange) incurred during fiscal year ended February 28, 2011, a decrease of $24,382,043. The decrease in operating expenses was primarily attributable to the following items: (i) impairment of oil and gas assets of $588,270 (2011: $9,458,413); (ii) accretion of convertible note of $-0- (2010: $2,575,492); and (iii) loss on failure to perform obligations under oil and gas commitments of $-0- (2011: $12,910,000). The decrease in accretion of convertible note for fiscal year ended February 28, 2011 as compared to fiscal year ended February 28, 2009 was primarily due to our default during the 2009 fiscal year end of repayments on notes resulting in an immediate accretion of the entire discount of the notes during the 2011 year end. During the year ended February 28, 2011, we incurred substantial costs (approximately $10,910,000) under the Letter of Commitment with Senergy, which was entered into to fulfill our obligations under the Farm-In Agreement with Valiant and Petrofac and a further $2,000,000 in penalties (which was also expensed and accrued during the year) for our failure to fulfill our commitment for the use of the rig. The write down of oil and gas properties during the year ended February 28, 2010 consisted of the following write downs: North Slope, Alaska; $2,401,282 (2008 - $Nil), Anglesey, UK; $2,512,856 (2008 - $Nil), Cook Inlet, Alaska; $1,061,727 (2008 - $Nil), South Bourbon, UK; $1,419,627 (2008 - $Nil), Genesco-Edwards, Kansas; $1,975,567 (2008 - $Nil); 25th Round License Blocks 13/17 & 210/20e and UK; $87,354 (2008 - $Nil). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other items incurred during fiscal year ended February 28, 2011 was gain on recovery of payables of $125,143 (2011: $-0-), gain on recovery of VAT receivable of $-0- (2011: $78,451) and interest and other income of $-0- (2011: $630).

During fiscal year ended February 28, 2011, we incurred a loss for the period of ($7,781,827) or ($0.32) per share as compared to a loss for the period of ($32,209,932) or ($2.03) per share during fiscal year ended February 28, 2011. The basic weighted average number of shares outstanding was 117,974,997 for fiscal year ended February 28, 2011 compared to 84,776,053 for fiscal year ended February 28, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended February 28, 2011

As at February 28, 2011, our current assets were $-0- and our current liabilities were $23,717,040, which resulted in a working capital deficit of $23,717,040. As of February 28, 2011, current liabilities were comprised of: (i) $18,360,246 in accounts payable and accrued liabilities; and (ii) $5,312,333 in notes payable. See “ – Material Commitments.”

As of February 28, 2011, our total assets were $-0-. The decrease in total assets during fiscal year ended February 28, 2011 from fiscal year ended February 28, 2010 was primarily due to our decrease in cash and the VAT refund and other receivable.

As at February 28, 2011, our total liabilities were $23,717,040 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended February 28, 2011 from fiscal year ended February 28, 2010 was primarily due to the increase in accounts payable and accrued liabilities.

Stockholders’ deficit increased from ($20,585,213) for fiscal year ended February 28, 2011 to ($23,717,040) for fiscal year ended February 28, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended February 28, 2011, net cash flows used in operating activities was $7,795 consisting primarily of a net loss of ($7,781,827) adjusted by finance fee paid in stock and warrants of $4,634,037, impairment of oil and gas assets of $588,270, fees payable in stock and warrants ($7,407) and gain on settlement of amounts payable of ($125,143). Net cash flows used in operating activities was further affected by changes of $157,718 in VAT refund and other receivables and $2,542,147 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For fiscal year ended February 28, 2011, net cash flows provided by investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended February 28, 2011, net cash flows provided from financing activities was ($34,000). Cash flows from financing activities for fiscal year ended February 28, 2010 consisted of ($34,000) in repayment of advances from related parties.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended February 28, 2011 was dedicated to the North Slope and Cook Inlet projects. As at February 28, 2011, our cash and cash equivalents were $-0-. For fiscal year ended February 28, 2011, we incurred a net loss of $7,781,827. Net cash used by financing activities for fiscal year ended February 28, 2011 of ($34,000) was attributable to repayment of advances from related parties. The accumulated deficit increased by $7,781,827 as at February 28, 2011 due to loss on failure to perform obligations under oil and gas commitments and increases in finance fees, impairment of oil and gas assets and accretion of convertible note.  As such, during fiscal years ended February 28, 2011 and 2010, we entered into various loan agreements to finance our acquisitions and operations, which increased our finance fees.

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2011 and February 28, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Currency Risk and Foreign Currency Translations

The functional currency of the Company is the United States Dollar (USD).  In accordance with ASC Topic No. 830, realized gains or losses on expenses incurred in denominations other than USD are recognized in earnings on the transaction date.  At such time as there are any foreign denominated assets or liabilities, the Company will report changes in valuation in a Statement of Other Comprehensive Income or (Loss) due to the changes in cumulative adjustments from foreign currency translation.   The company holds an investment and a note payable denominated in the Great Britain Pound (GBP).  The Company reported changes in the value of the investment due to a foreign currency adjustment of $96,000 as of December 31, 2009, which is offset by the same adjustment to the note payable.  The Company is required to pay interest in GBP on the note payable.  As of December 31, 2011 the Company accrued net interest of $143,325 after an adjustment of $5,787 in currency translation recorded in Accumulated Other Comprehensive Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Consolidated Balance Sheets
(unaudited)

ASSETS
	February 28,	February 28,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$-	$4,870
VAT refund and other receivables	-	139,894
	-	-
Total Current Assets	-	144,764
Oil and Gas Interests – Note 4		588,270
	-	-

TOTAL ASSETS	$-	$733,034

CURRENT LIABILITIES
Accounts payable and accrued liabilities – Notes 4 and 5 and 8(c)	$18,360,246	$17,272,502
Due to related parties – Note 6	-	17,500
Notes payable – Note 5	5,312,333	4,885,333
	23,672,579	22,175,335
Fees payable in stock and warrants – Notes 5(e), 8(b), (d) and (e)	44,461	75,672

TOTAL LIABILITIES	23,717,040	22,251,007

STOCKHOLDERS' EQUITY

Capital stock – Notes 4, 5, 6, 7, and 8 Authorized:
450,000,000 common shares, par value $0.001 per share	-	-
117,974,997 common shares (February 28, 201: )	84,818	84,818
Additional paid-in capital	44,937,395	44,937,395
Subscriptions receivable	(26,000,000)	(26,000,000)
Deficit accumulated during the development stage	(42,739,253)	(40,540,186)
		-

Total Dolat Ventures, Inc. Stockholders' Equity	--	$733,034

Ability to Continue as a Going Concern – Note 2
Commitments – Notes 4, 5, 6, 7, and 8

The accompanying notes are a integral part of these consolidated financial statements.

Fox Petroleum, Inc.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			04-Nov-04
	Year Ended		(inception)
	February 28,		to February 28,
	2011	2010	2011
REVENUES
Sales revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross Profit	-	-	-

OPERATING EXPENSES
Accounting and Audit Fees	16,000	29,967	338,381
Accretion of convertible note	-	-	2,575,492
Advertising and public relations	-	-	2,001,045
Bank charges	-	4,306	29,868
Consulting fees – Note 6	-	86,657	755,239
Filing and transfer agent	-		49,690
Finance fees – Notes 5 and 8(c)	-	4,870,617	9,712,804
Foreign exchange	-	243,989	415,308
Insurance	-	-	72,590
Impairment of oil & gas assets	-	-	10,046,683
Legal fees	-	10,300	567,848
Loss on failure to perform obligations under oil and gas commitments – Note 8(c)	-	-	12,910,000
License fees	-	25,126	67,328
Management fees – Note 6	-	188,956	1,380,186
Mineral property acquisition and exploration costs	-	-	17,000
Office and miscellaneous – Note 6	-	16,133	426,556
Travel and Entertainment	-	-	260,758
Loss for the period before other items	-	(5,582,760)	(42,952,833)

Other items:
Gain on recovery of VAT receivable			78,451
Interest and other income	-	-	9,986
Gain on recovery of payables	-	-	125,143
Net loss for the period	$(16,000)	$(5,582,760)	(42,739,253)

Basic and diluted loss per share	-	(0.20)
Weighted average number of shares outstanding	24,063,670	27,763,897

The accompanying notes are a integral part of these consolidated financials statements.

Fox Petroleum, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows for the three months

			Period from November 4, 2006
	Three Months Ended		(inception)
	February 28		to February 28,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$(5,582,760)	$(42,739,253)
Donated services and rent	-		21,000
Amortization of deferred financing costs	-
Accretion of convertible debt discount	-	-	2,575,492
Fees payable in stock and warrants	-	2,090	37,087
Finance fee paid in stock and warrants	-	4,870,671	8,270,294
Gain on settlement of amounts payable	-		(125,143)
Impairment of oil and gas assets	-		10,046,683
Gain of VAT receivable written off	-		(78,451)
Change in non-cash working capital balances related to operations:
VAT refund and other receivables	-	17,824	78,451
Prepaid expenses	-
Accounts payable and accrued liabilities	-	687,394	19,019,627
Net cash used in operating activities	-	(4,835)	(2,894,213)
Investing Activities
Proceeds (investment) in oil and gas interests	-	20,000	(7,702,687)
Decrease (increase) in restricted cash	-	5,468
Net Cash Used in Investing Activities	-	25,468	(7,702,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from related party advances	-	(16,500)	-
Proceeds from notes payable			4,400,000
Net Cash Provided (Used) in Financing Activities	-	(16,500)	10,598,900

		-

NET INCREASE IN CASH	-	4133	-
CASH AT BEGINNING OF PERIOD	-	737	-

CASH AT END OF PERIOD	$-	$4870	$

 Non-cash transactions – Note 9
The accompanying notes are an integral part of these consolidated financial statements.

FOX PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 28, 2011, the Company has a working capital deficiency of $23,672,579, has not yet achieved profitable operations, has accumulated losses of $42,739,253 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The FSP APB 14-1 is effective for the Company’s fiscal year beginning March 1, 2011 and has been applied retrospectively to all periods presented.

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

	February 28, 2011
	United	United
	States	Kingdom	Total

Unproved properties
- acquisition costs	$3,701,871	$23,439	$3,725,310
- exploration costs	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372
Less: Write-down of oil & gas interests	(5,938,576)	(4,108,107)	(10,046,683)
Less: Incidental revenue	(110,689)	-	(110,689)

	$-	$-	$-

	February 28, 2011
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
The Company could provide no assurance that it would be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $2,401,282 were written off on the statement of operations during the year ended February 28, 2009.  During the years ended February 28, 2011, the Company failed to repay the Payers by the due date and assignment of the related leases to the Payers was triggered. Consequently, the fees were no longer payable and outstanding lease fees and accrued interest of $98,400 were recorded as a gain on recovery of payables.

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

During the year ended February 28, 2010, the Company returned the Licenses to the UK government and consequently all costs incurred of $2,512,856 were written-off on the statement of operations during the year ended February 28, 2011.

c)	Spears Gas Well, Texas, United States

Pursuant to a subscription agreement dated October 9, 2007, the Company acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for US$500,000.

As at February 28, 2011, the gas well is shut-in awaiting further financing.

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

The Company could provide no assurance that it would be able to obtain financing arrangements to repay the Payers by August 14, 2009 and consequently, all costs incurred of $1,061,727 were written-off on the statement of operations during the year ended February 28, 2009.  During the years ended February 28, 2011, the Company failed to repay the Payers by the due date and the assignment of the related leases to the Payers was triggered. Consequently, outstanding lease fees and accrued interest of $26,743 were recorded as a gain on write off of amounts payable.

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

During the year period ended February 28, 2011, the Company assigned its interest in these oil and gas leases to a creditor in return for a loan rescheduling (Note 5) and entering into an agreement not to sue the Company for defaulting on a loan agreement.  The creditor also received 15,000,000 common shares pledged as security from the Company’s treasury against the notes payable.

Pursuant to the above, costs incurred of $1,975,567 were written-off on the statement of operations and deficit for the year ended February 28, 2009 leaving a net book value of $20,000 recovered during the year period ended February 28, 2011 for the sale of certain furniture and equipment held for use on the property.

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
February 28, 2011
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

On May 1, 2009 Fox received notification from the UK Department of Energy and Climate Change that this Secretary of State’s offer of this license in the 25th round had been withdrawn due to fact that they consider there to have been a material change in the circumstances relating to Fox having adequate funding arrangements already in place. Consequently, all costs incurred of $87,354 were written-off on the statement of operations and deficit for the year ended February 28, 2011.

Note 5	Notes Payable

		February 28,	February 28,
		2011	2010

Promissory notes (a), (b), (c)		$450,000	$450,000
Loan agreement (d)		450,000	450,000
Convertible notes payable (e)	$3,500,000
Add: liquidating damages due under registration rights agreement	914,667
Less: financing costs	(75,545)
Add: amortization of financing costs	75,545	4,414,667	3,770,667

		$5,314,667	$4,670,667

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

As at February 28, 2011, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
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

As at February 28, 2011, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

As at February 28, 2011, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

As at February 28, 2011, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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
February 28, 2011
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
February 28, 2011
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
February 28, 2011
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
February 28, 2011
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

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”.  At February 28, 2011, an amount of $914,667 (February 28, 2011 - $270,667) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

Included in accounts payable and accrued liabilities at February 28, 2011 is $573,892 (February 28, 2011 - $429,167) for accrued interest and redemption premiums on these notes payable.

During the year period ended February 28, 2011 and the year ended February 28, 2011, the Company failed to make any of the required redemption payments on the New Debenture.  This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.
As at February 28, 2011, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

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

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
(Stated in US Dollars)
(Unaudited)

Note 5	Notes Payable – (cont’d)

e)	– (cont’d)

	Face Amount	Discount	Deferred Financing Costs	Carrying Value
Balance, March 1, 2008	$-	$-	$-	$-
Issuance of Original Debenture, June 24, 2008	2,500,000	(839,292)	(252,500)	1,408,208

Commissions paid – cash	-	-	(150,000)	(150,000)
Finder’s fees – warrants	-	-	(7,592)	(7,592)
Event of default, October 24, 2008	-
Beneficial conversion feature	-	-	(1,388,320)	(1,388,320)
Accretion of debt discount	-	839,292	1,798,412	2,637,704
Extinguishment of Original debenture, October 31, 2008	(2,500,000)	-	-	(2,500,000)
Issuance of Amended Debentures	3,500,000	(1,736,200)	(53,500)	1,710,300
Beneficial conversion feature	-	-	(1,710,300)	(1,710,300)
Commissions paid – cash	-	-	(60,000)	(60,000)
Finder’s fee – warrants	-	-	(15,545)	(15,545)
Event of default, January 31, 2011
Accretion of debt discount	-	1,736,200	1,839,345	3,575,545
Liquidating damages	270,667	-	-	270,667
Balance, February 28, 2011	3,770,667	-	-	3,770,667
Liquidating damages	700,000			700,000
Balance, February 28, 2011	$4,414,667	$-	$-	$4,414,667

Note 6	Related Party Transactions – Note 8

The officers of the Company provide consulting and management services to the Company as follows:

			November 4,
			2004 (Date of
	Years ended		Inception) to
	February 28,		February 28,
	2011	2010	2011

Consulting fees	$-	$240,129	$394,859
Management fees	528,725	642,021	1,331,798
Office and miscellaneous	-	-	7,000

	$528,725	$882,150	$1,733,657

Note 6	Related Party Transactions – Note 8 – (cont’d)

Included in accounts payable and accrued liabilities at February 28, 2011 is $1,070,732 (February 28, 2011: $504,293) owed to directors of the Company and companies with directors in common for expenses incurred on behalf of the Company and for unpaid management and consulting fees.

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

Included in accounts payable and accrued liabilities is $65,347 (February 28, 2011: $Nil) for amounts owing to directors of the Company pursuant to this compensation policy.

Note 7	Capital Stock – Notes 4, 5, 6, 8 and 10

Effective January 11, 2007 the Company completed a forward stock split of the authorized, issued and outstanding shares of common stock on a nine new for one old basis.  Authorized capital increased from 75,000,000 common shares to 450,000,000 common shares.  Effective April 21, 2008 the Company completed a reverse stock split of authorized, issued and outstanding shares of common stock on a one new for five old basis.  Authorized capital decreased from 450,000,000 to 90,000,000.  In January 2009, the Company obtained shareholder approval to amend its authorized share capital from 90,000,000 common shares, par value $0.001 to 500,000,000 common shares, par value $0.001. These financial statements have been retroactively restated to reflect reverse stock split, however the increase in authorized share capital will not become effective until not less than 20 days after the information statement regarding the increase is first mailed to stockholders and until the appropriate filing is made with the Nevada Secretary of State.  Subsequent to February 28, 2011, these required filings had not been made but it is management’s intention to do so.

Fox Petroleum Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
(Stated in US Dollars)

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
Shares issued under the agreement were as follows:

	Number of	Issue	Total
Issue Date	Units	Price	Proceeds

May 17, 2007	377,358	$5.30	$2,000,000
August 1, 2007	31,056	$8.05	250,000
September 18, 2007	44,199	$9.05	400,000
September 18, 2007	52,133	$10.55	550,000
September 27, 2007	28,708	$10.45	300,000
October 26, 2007	16,381	$12.21	200,000
October 26, 2007	21,097	$11.85	250,000
October 26, 2007	35,897	$9.75	350,000
November 28, 2007	47,337	$8.45	400,000
January 16, 2008	43,478	$3.45	150,000
January 24, 2008	96,154	$5.20	500,000
January 30, 2008	48,387	$3.10	150,000
February 11, 2008	89,286	$2.80	250,000
February 26, 2008	96,774	$3.10	300,000

	1,028,245		$6,050,000

Note 7	Capital Stock – Notes 4, 5, 6, and 8: – (cont’d)

a)	Share Issuance Agreement: – (cont’d)

i) – cont’d

As at February 28, 2011, there are 3,028,246 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

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

3,028,246

ii)
On November 5, 2008, the Company entered into a subscription agreement with Carbon Energy Investments Limited (“Carbon Energy”) for the sale of 80,000,000 shares of common stock at a price of $0.50 per share for the aggregate price of $40,000,000. Carbon Energy agreed to pay for the shares as follows:

-	$15,000,000 on or before November 30, 2008 (later amended to December 12, 2008);

-	$15,000,000 on or before January 31, 2010; and

-	$10,000,000 on or before March 31, 2010.

Note 7	Capital Stock – Notes 4, 5, 6, and 8 – (cont’d)

a)	Share Issuance Agreement: – (cont’d)

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

Note 7	Capital Stock – Notes 4, 5, 6, and 8 – (cont’d)

b)	Share Purchase Warrants

There were no changes in the Company’s share purchase warrants for the periods ended February 28, 2011 and February 28, 2010 as presented below:

	August 31, 2011		February 28, 2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance, end of period	3,028,246	$2.53	3,048,246	$2.53

The remaining average life of the warrants at February 28, 2011 is 2.61 years (February 28, 2010: 3.61 years).

A finder's fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 5(e)) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.  At February 28, 2011 these warrants had not yet been issued and are included in fees payable in stock and warrants.

A finder's fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 5(e) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192.6%; Dividend rate – 0%; and risk free interest rate is 1.0%.  At February 28, 2011 these warrants had not yet been issued and are included in fees payable in stock and warrants.

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

At February 28, 2011 the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $4,364, which was included in fees payable in stock and warrants at February 28, 2011.  The fair value of these warrants was determined to be $7,344 at February 28, 2011 and, consequently an amount of $2,982 has been shown as a credit to consulting fees for the years ended February 28, 2011. These warrants are exercisable at $2.77 and will expire three years from the date of issuance.  The fair value of these warrants was determined using the Black Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.

c)
On May 21, 2008, the Company signed a letter of commitment whereby the Company agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000 which has been accrued in accounts payable and accrued liabilities as at February 28, 2011.  The Company also committed to enter into a well project management and integrated services contract for the management of a well program on the rig.  The Company is also obligated to pay a fee of 1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if the Company uses the rig, but not the integrated project management services. The Company also incurred and accrued penalties of $2,000,000 as compensation for lost revenues of the rig owners for its failure to fulfill its obligations under the rig provision contract and may be liable to pay up to an additional $2,000,000 for its share of additional costs incurred by the rig owners during the Company’s allotted rig slot.

Note 8	Commitments – Notes 4, 5, 7 and 10 – (cont’d)

c)	- (cont’d)

This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at February 28, 2011 as it is likely that will be incurred. A total of $12,910,000 was recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations during the year ended February 28, 2011.

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

e)
During the years ended February 28, 2011, the Company recorded a recovery of $8,500 (2008: $Nil) in consulting fees for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated November 17, 2007 as compensation to the members of the BOA.  An amount of $6,500 is included in fees payable in stock and warrants at February 28, 2010 for these shares.

f)
During the years ended February 28, 2010, the Company accrued $8,460 (2008: $Nil) in consulting fees for the fair value of 11,000 common shares issuable to a former employee of the Company. This amount is included in fees payable in stock and warrants at February 28, 2010.

Note 9	Additional Cash Flow Information

During the three and year periods ended February 28, 2011 and 2010 no amounts were paid for income taxes.
During the three and year periods ended February 28, 2011 and 2010 no amounts were paid for interest charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The company is currently interviewing auditors.  Larry O'Donnell its previous auditor was let go from PCAOB.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
William Lieberman	35	President, Chief Executive Officer and and a Director
James Mollloy	35	Treasurer/Secretary

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

James Molloy.  Mr. Molloy has spent nearly twenty years in the aviation industry and most recently was the former Vice-President of Aviation and Corporate Safety at Harbour Air Seaplanes in Vancouver, British Columbia  spending nearly seven years in various management capacities with Harbour Air.  In 2008 Mr. Molloy was asked to represent all commercial floatplane interest, in the Vancouver region during the planning for the 2010 Winter Olympic and Paralympic Games.  He advised and worked closely with the Integrated Security Unit to ease the impact on commercial operations and liased with top Canadian and US security operations during the Vancouver Olympics.  Mr. Molloy was elected to the Nav Canada Advisory Council in April 2010 and represents aviation activities for the Province of British Columbia. He is often a guest lecturer at British Columbia Institute of Technoology and has been a director of the British Columbia Aviation Council since April, 2009.  Mr. Molloy previously studied at the Earth and Ocean Science Program at the University of Victoria, Canada.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2011.

CORPORATE GOVERNANCE

Code of Ethics

Effective April 17, 2008, our board of directors adopted a code of conduct and ethics that applies to all directors, officers, and employees. Our code of conduct and ethics was filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008.

Audit Committee and Audit Committee Financial Expert

We have an audit committee which consists of William Lieberman. We do not have any audit committee member that qualifies as an “audit committee financial expert”. Given our current financial difficulties, it has been very difficult to attract anyone who can serve as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

Our executives have not received cash compensation.  Mr. Molloy has received 2,000,000 restricted shares and Mr. Lieberman has received 4,831,752 shares of restricted stock.

The company has no employement agreements in place.

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

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of the date of this Annual Report, certain information with respect to the beneficial ownership of our common stock by each of our current directors and our named executive officers and by each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Directors and Executive Officers
Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
William Lieberman President, Chief Executive Officer, Director and Chairman	Common Stock	4,831,752	3.9%
James Molloy Secretary/Treasurer	Common Stock	2,000,000	1.6%

5% or More Stockholder
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Trafalgar Capital Specialized Investment Fund 8-10 Rue Mathias Hardt, BP 3023 L-1030, Luxembourg	Common Stock	17,700,000 (2)	14.48%

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

The company entered into agreements to purchase the assets of both Canadian Corporations, 15336692 Ontario Inc.  and Resource Polymers Inc, with the Presidents Father.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended February 28, 2011 and February 29, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28, 2011	February 29, 2010
Audit Fees		$$141,710
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total		$$141,710

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before such services were rendered. Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

There are no exhbits.

FOX PETROLEUM INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX PETROLEUM INC.

Dated: June 14, 2011	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: June 14, 2011	By:	/s/ JAMES MOLLOY
JAMES MOLLOY, Chief Financial Officer/Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 14, 2011	By:	/s/ WILLIAM LIEBERMAN
Director