Form 10-Q
period 2011-05-31
FOX PETROLEUM INC.
filed 2011-07-15
CIK 1326252

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of July 12, 2011
Common Stock, $0.001 par value	128,174,997

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

Interim Consolidated Balance Sheets
(unaudited)

ASSETS
	May 31,	May 31,
	2011	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$4,870
VAT refund and other receivables	-	139,894
	-	-
Total Current Assets	-	144,764
Oil and Gas Interests – Note 4		588,270
	-	-

TOTAL ASSETS	$-	$733,034

CURRENT LIABILITIES
Accounts payable and accrued liabilities – Notes 4 and 5 and 8(c)	$18,360,246	$17,272,502
Due to related parties – Note 6	-	17,500
Notes payable – Note 5	5,312,333	4,885,333
	23,672,579	22,175,335
Fees payable in stock and warrants – Notes 5(e), 8(b), (d) and (e)	44,461	75,672

TOTAL LIABILITIES	23,717,040	22,251,007

STOCKHOLDERS' EQUITY

Capital stock – Notes 4, 5, 6, 7, and 8 Authorized:
500,000,000 common shares, par value $0.001 per share	-	-
128,174,997 common shares (May 31, 2011: 69,818,245)	84,818	84,818
Additional paid-in capital	44,937,395	44,937,395
Subscriptions receivable	(26,000,000)	(26,000,000)
Deficit accumulated during the development stage	(42,739,253)	(40,540,186)
		-

Total Dolat Ventures, Inc. Stockholders' Equity	--	$733,034

Ability to Continue as a Going Concern – Note 2 Commitments – Notes 4, 5, 6, 7, and 8

The accompanying notes are a integral part of these consolidated financial statements.

Fox Petroleum, Inc.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended May 31, 2011 and 2010 and for the period May 4, 2004 (Date of Inception) to May 31, 2011 (Stated in US Dollars )
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

Fox Petroleum, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows for the three months ended May 31, 2011 and 2010 and for the period May 4, 2004 (Date of Inception) to May 31, 2011 ( Stated in US Dollars )
(unaudited)

			Period from
	Three Months Ended		May 4, 2006 (inception)
	May 30,		to August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$(5,582,760)	$(42,739,253)
Donated services and rent	-		21,000
Amortization of deferred financing costs	-
Accretion of convertible debt discount	-	-	2,575,492
Fees payable in stock and warrants	-	2,090	37,087
Finance fee paid in stock and warrants	-	4,870,671	8,270,294
Gain on settlement of amounts payable	-		(125,143)
Impairment of oil and gas assets	-		10,046,683
Gain of VAT receivable written off	-		(78,451)
Change in non-cash working capital balances related to operations:
VAT refund and other receivables	-	17,824	78,451
Prepaid expenses	-
Accounts payable and accrued liabilities	-	687,394	19,019,627
Net cash used in operating activities	-	(4,835)	(2,894,213)
Investing Activities
Proceeds (investment) in oil and gas interests	-	20,000	(7,702,687)
Decrease (increase) in restricted cash	-	5,468
Net Cash Used in Investing Activities	-	25,468	(7,702,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from related party advances	-	(16,500)	-
Proceeds from notes payable			4,400,000
Net Cash Provided (Used) in Financing Activities	-	(16,500)	10,598,900

		-

NET INCREASE IN CASH	-	4133	-
CASH AT BEGINNING OF PERIOD	-	737	-

CASH AT END OF PERIOD	$-	$4870	$

Non-cash transactions – Note 9

The accompanying notes are a integral part of these consolidated financial statements.

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

GENERAL

Fox Petroleum Inc. was incorporated under the laws of the State of Nevada on May 4, 2004 under the name of “Nova Resources Inc.” Subsequently, our Board of Directors decided to change our name to “Fox Petroleum Inc” to better reflect the new direction of our business of exploration and development activities to the oil and gas sectors. Therefore, on February 5, 2007, we changed our name to “Fox Petroleum Inc.”. The name change was accomplished through a merger with our wholly owned subsidiary, Fox Petroleum Inc., which was incorporated for the sole purpose of changing our name with our company carrying on as the surviving corporation under the new name of “Fox Petroleum Inc.” As of the date of this Annual Report, we are a development stage company engaged in the identification, acquisition, exploration and, if warranted, development of prospective oil and gas properties. We have oil and gas interests in a United Kingdom onshore license and joint venture interests in Texas.

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

SHARE EXCHANGE AGREEMENTS

Ontario Share Exchange Agreement

Effective July 15, 2011, our Board of Directors authorized the execution of that certain share exchange agreement dated July 15, 2011 (the “Ontario Share Exchange Agreement”) among us, 1536692 Ontario Inc., a private corporation duly registered under the laws of the Province of Ontario, Canada (“Ontario”) and the shareholders of Ontario (the “Ontario Shareholders”). In accordance with the terms and provisions of the Ontario Share Exchange Agreement: (i) the Ontario Shareholders tendered all of their shares held of record, which constituted one hunred percent (100%) of the total issued and outstanding shares of Ontario, to us; (ii) we issued to the Ontario Shareholders 1,750,000 shares of our restricted common stock; and (iii) we assumed a debt due and owing by Ontario to Davfam Investments (1998) Ltd.  in the amount of $225,000, which debt was incurred by Ontario during fiscal years 1994 through 1995 . Ontario is the owner of a scrap plastic processing plant with certain equipment, fixtures and improvements and assets located in Hamilton, Ontario, Canada. Ontario is our wholly-owned subsidiary as a result of the Ontario Share Exchange Agreement.

Resource Share Exchange Agreement

Effective July 15, 2011, our Board of Directors further authorized the execution of that certain share exchange agreement dated July 15, 2011 (the “Resource Share Exchange Agreement”) among us, Resource Polymers Inc., a private corporation duly registered under the laws of the Province of Ontario, Canada (“Resource”) and the shareholders of Resource (the “Resource Shareholders”). In accordance with the terms and provisions of the Resource Share Exchange Agreement: (i) the Resource Shareholders tendered all of their shares held of record, which constituted one hunred percent (100%) of the total issued and outstanding shares of Resource, to us; (ii) we issued to the Resource Shareholders 1,750,000 shares of our restricted common stock; and (iii) ) we assumed a debt due and owing by Resource to Consolidated Recyclers Inc. in the amount of $350,000, which debt was incurred by Resource during fiscal years 1994 through 1997. Resource is also the owner of a scrap plastic processing plant with certain equipment, fixtures and improvements and assets located in Hamilton, Ontario, Canada. Resource is our wholly-owned subsidiary as a result of the Ontario Share Exchange Agreement.

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

RESULTS OF OPERATIONS

The following selected financial information is qualified by reference to, and should be read in conjunction with our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected consolidated income statement data for the three month period ended May 30, 2011 and May 30, 2010 and the selected consolidated balance sheet data as of May 30, 2011 and 2010 are derived from our audited consolidated financial statements which are included elsewhere herein.

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

Three Month Period Ended May 30, 2011 Compared to Three Month Period Ended August  31, 2011.

Our net loss for the three month period ended May 30, 2011 was ($7,781,827) compared to a net loss of ($32,209,932) during the three month perio ended May 31, 2010, a decrease of $24,428,105. During the three month periods ended August 30, 2011 and 2010, we did not generate any revenue from operations.

During the three month period ended May 30, 2011, we incurred operating expenses of $7,906,970 compared to $32,289,013 (offset by $73,073 fr foreign exchange) incurred during the three month period ended May 31, 2010, a decrease of $24,382,043. The decrease in operating expenses was primarily attributable to the following items: (i) impairment of oil and gas assets of $588,270 (2010: $9,458,413); (ii) accretion of convertible note of $-0- (2010: $2,575,492); and (iii) loss on failure to perform obligations under oil and gas commitments of $-0- (2010: $12,910,000). The decrease in accretion of convertible note for the three month period ended May 31, 2011 as compared to the three month period ended May 31, 2010 was primarily due to our default during the 2010 fiscal year end of repayments on notes resulting in an immediate accretion of the entire discount of the notes during the 2010 year end. During the three month period ended May 31, 2010, we incurred substantial costs under the Letter of Commitment with Senergy, which was entered into to fulfill our obligations under the Farm-In Agreement with Valiant and Petrofac and further penalties (which was also expensed and accrued during the year) for our failure to fulfill our commitment for the use of the rig.. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.  Other items incurred during the three mont period ended May 31, 2011 was gain on recovery of payables of $125,143 (2010: $-0-), gain on recovery of VAT receivable of $-0- (2010: $78,451) and interest and other income of $-0- (2010: $630).

During the three month period ended May 30, 2011, we incurred a loss for the period of ($7,781,827) or ($0.32) per share as compared to a loss for the period of ($32,209,932) or ($2.03) per share during the three month period ended May 31, 2010. The basic weighted average number of shares outstanding was 24,063,670 for the three month period ended May 31, 2011 compared to 15,886,053 for the three month period ended May 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended May 30, 2011

As at May 30, 2011, our current assets were $-0- and our current liabilities were $23,717,040, which resulted in a working capital deficit of $23,717,040. As of February 28, 2011, current liabilities were comprised of: (i) $18,360,246 in accounts payable and accrued liabilities; and (ii) $5,312,333 in notes payable. See “ – Material Commitments.”

As of May 30, 2011, our total assets were $-0-. The decrease in total assets during the three month period ended May 31, 2011 from the three mont period ended May 31, 2010 was primarily due to our decrease in cash and the VAT refund and other receivable.

As at May, 2011, our total liabilities were $23,717,040 comprised entirely of current liabilities. The increase in liabilities during the three month period ended May 31, 2011 from the three month period ended May 31, 2010 was primarily due to the increase in accounts payable and accrued liabilities.

Stockholders’ deficit increased from ($20,585,213) for the three month period ended May 31, 2010 to ($23,717,040) for the three month period ended May 31, 2010.

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

Effective October 31, 2008 we amended the Securities Purchase Agreement and related transaction documents dated June 24, 2008 (collectively, the “Original Transaction Documents”) between us and Trafalgar. The amendment and certain related transaction documents (collectively, the “Amended Transaction Documents”) are dated October 31, 2008 and were executed and delivered to us by Trafalgar on May 11, 2008.

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

The Amended Debentures mature as to $1,250,000 on April 30, 2010 (later extended to October 31, 2010) and $1,250,000 on April 30, 2011 and bear an annual interest rate of 10% compounded monthly until the unpaid principal is paid. Trafalgar is entitled, at its option, to convert and sell the principal amount of the Amended Debenture plus accrued interest into shares of our common stock at the price per share equal to the lesser of: (i) 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008, or (ii) 80% of the lowest daily closing volume weighted average price as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the date of conversion. In no event will Trafalgar be entitled to convert the Amended Debentures for a number of shares of our common stock in excess of that number of shares of our common stock, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially owned by Trafalgar and its affiliates to exceed 9.99% of the outstanding shares of our common stock following such conversion without our approval. We may redeem the Amended Debentures provided that our common stock is trading below 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008 at the time we give Trafalgar the redemption notice, by paying the unpaid principal and interest accrued to such date and a prepayment premium of 15% redemption premium on the amount redeemed. We must redeem the entire principal amount outstanding on only one of the Amended Debentures on April 30, 2010 at a 15% redemption premium; there is no mandatory redemption requirement for the other Amended Debenture.

The New Debenture matures on October 31, 2011 and bears an annual interest rate of 10% compounded monthly until the unpaid principal is paid. An event of default occurs if: (i) we fail to pay amounts due under the New Debenture, (ii) our transfer agent fails to issue freely tradeable common stock to Trafalgar within three days of our receiving a notice of conversion or exercise after our registration statement is declared effective, (iii) we fail to comply with any of our other agreements in the New Debenture for five business days after receiving notice to comply, (iv) we enter into bankruptcy or become insolvent, or (v) we breach any of covenants under the securities purchase agreement and do not cure within five business days of receiving a written notice of the breach. Upon an event of default, Trafalgar may accelerate full repayment of the New Debenture outstanding and accrued interest thereon. Also, Trafalgar is entitled, at its option, to convert and sell the principal amount of the New Debenture plus accrued interest into shares of our common stock at the price per share equal to the lesser of (i) 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008, or (ii) 80% of the lowest daily closing volume weighted average price as quoted by Bloomberg L.P. during the five trading days immediately preceding the date of conversion. However, if we issue or sell shares of our common stock without consideration or for a consideration per share less than the bid price of our common stock determined immediately prior to its issuance, the conversion price will be reset to 85% of such sales price if the reset price is lower than the conversion price. In no event will Trafalgar be entitled to convert the New Debenture for a number of shares of our common stock in excess of that number of shares of our common stock, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially owned by Trafalgar and its affiliates to exceed 9.99% of the outstanding shares of our common stock following such conversion without our approval. We may redeem the debentures provided that our common stock is trading below 100% of the volume weighted average price as quoted by Bloomberg L.P. on October 31, 2008 at the time we give Trafalgar the redemption notice, by paying the unpaid principal and interest accrued to such date and a prepayment premium of 15% redemption premium on the amount redeemed. We must begin redeeming the New Debenture monthly beginning on January 31, 2010 by making equal payments of principal over the term of the New Debenture plus any outstanding interest payments and at a 15% redemption premium on the principal redeemed each month. So long as any of the principal of or interest on the New Debenture remains unpaid, we may not, without the prior consent of Trafalgar: (i) issue or sell shares of our common stock without consideration or for a consideration per share less than the bid price of our common stock determined immediately prior to its issuance, (ii) issue or sell any warrant, option, right, contract, call, or other security instrument granting the holder thereof, the right to acquire our common stock without consideration or for a consideration less than our common stock’s bid price value determined immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our or our subsidiary’s assets, (iv) permit any of our subsidiaries to enter into any security instrument granting the holder a security interest in any assets of such subsidiary, (v) file any registration statement on Form S-8, or (vi) incur any additional debt or permit any of our subsidiaries to incur any additional debt without Trafalgar’s prior written consent.

Our use of the $1,000,000 received pursuant to the New Debenture will require the prior written approval of Trafalgar. Upon the disbursement of the $1,000,000 relating to the purchase of the New Debenture, we paid to Trafalgar one interest payment due on each of the three Debentures, which was paid directly from the proceeds of the closing for the Amended Transaction Documents.

We agreed to enter into a “lock box” agreement covering revenue generated by us which shall be executed prior to May 21, 2008. Failure by our company to execute such “lock box” agreement is deemed an event of default under Amended Transaction Documents including the Debentures and the Pledge and Escrow Agreement. We have negotiated the terms of this agreement with Trafalgar and we expect that the “lock box” agreement will be in place to receive first revenue.

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

We failed to make most payments due to Trafalgar Capital Specialized Investment Fund, Luxembourg under the various loan arrangements (approximately $196,000 in scheduled principal, premium and interest repayments at February 28, 2010). We later were not in a position to repay the $1,250,000 principal due at the end of April 2010 under a loan agreement with Trafalgar (which would have left $2,250,000 principal outstanding). We have also incurred trade creditor and direct salary related debt of over $1,000,000 to date for our operations in Kansas. Several of these key trade creditors have issued mechanical liens against our facilities in Kansas.

As a result, in April 30, 2010, we and Trafalgar entered into amendment to the securities purchase agreement, secured debenture, registration rights agreement and security agreement, whereby Trafalgar agreed to extend the maturity date of a secured debenture in the principal amount of $1,250,000 until October 31, 2010 from April 30, 2010. In consideration for Trafalgar’s agreeing to extend the maturity date of that secured debenture, we released 15,000,000 shares of our common stock from escrow to Trafalgar as payment of an extension fee. These shares were originally intended to serve as additional pledged property under the security agreement that we entered into with Trafalgar in connection with the sale of the debentures to Trafalgar and in fact were described by Trafalgar as being made available for a CEF type arrangement to repay creditors. This was later reneged on by Trafalgar.

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

On September 20,2011 the company issued an 8% convertible note to Asher Enterprises Inc.in the aggregate principal amount of $45,000.

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

ITEM 4.                      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

\We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

Audit Committee report

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Exchange Agreements

Effective July 15, 2011, we entered into the Ontario Share Exchange Agreement and the Resource Share Exchange Agreement. In accordance with the terms and provisions of the Ontario Share Exchange Agreement, we acquired one hundred percent (100%) of the total issued and outstanding shares of common stock of Ontario helld of record by the Ontario Shareholders in exchange for issuance of an aggregate 1,750,000 shares of our restricted common stock to the Ontario Shareholders. The shares of common stock were issued to the Ontario Shareholders under Regulation S of the Securities Act. In accordance with the terms and provisions of the Resource Share Exchange Agreement, we acquired one hundred percent (100%) of the total issued and outstanding shares of common stock of Resource helld of record by the Resource Shareholders in exchange for issuance of an aggregate 1,750,000 shares of our restricted common stock to Resource Shareholders. The shares of common stock were issued to the Resource Shareholders under Regulation S of the Securities Act.

Effective July 15, 2011, the Board of Directors of Fox Petroleum, Inc., a corporation organized under the laws of the State of Nevada (the “Company”) authorized the execution of that certain share exchange agreement dated July 15, 2011 (the “Ontario Share Exchange Agreement”) among the Company, 1536692 Ontario Inc., a private corporation duly registered under the laws of the Province of Ontario, Canada (“Ontario”) and the shareholders of Ontario (the “Ontario Shareholders”). In accordance with the terms and provisions of the Ontario Share Exchange Agreement: (i) the Ontario Shareholders tendered all of their shares held of record, which constituted one hunred percent (100%) of the total issued and outstanding shares of Ontario, to the Company; (ii) the Company issued to the Ontario Shareholders 1,750,000 shares of its restricted common stock; and (iii) the Company assumed a debt due and owing by Ontario to Davfam Investments (1998) Ltd.  in the amount of $225,000, which debt was incurred by Ontario during fiscal years 2002 through 2005 . Ontario is the owner of a scrap plastic processing plant with certain equipment, fixtures and improvements and assets located in Hamilton, Ontario, Canada. Ontario is a wholly-owned subsidiary of the Company as a result of the Ontario Share Exchange Agreement.

Amendment to Articles of Incorporation

Effective August 31, 2011, Fox Petroleum, Inc., a corporation organized under the laws of the State of Nevada (the “Company”) filed an amendment to its Articles of Incorporation (the “Amendment”) to increase the Company’s authorized capital structure to 500,000,000 shares consisting of 450,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.
The Amendment was approved by the Board of Directors by unanimous written consent resolutions dated August 31, 2011 signed by all the members of the Board of Directors. The Amendment was subsequently approved by certain shareholders of the Company holding a majority of the total issued and outstanding shares of common stock of the Company by written consent resolutions dated August 31, 2011

ITEM 3.                      DEFAULTS UPON SENOIR SECURITIES

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

FOX PETROLEUM INC.

Dated: July 12, 2011	By:	/s/ William Lieberman
William Lieberman, President and
Chief Executive Officer

Dated: July 12, 2011	By:	/s/ William Lieberman
William Lieberman, Chief Financial Officer