Form 10-K/A
period 2011-02-28
FOX PETROLEUM INC.
filed 2011-08-09
CIK 1326252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

AMENDMENT NO. 1 to
FORM 10-K
________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission  File Number: 000-52721
________________________________

FOX PETROLEUM INC.
(Exact name of Company as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

545 Eighth Avenue, Suite 401 New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (212) 560-5195
_________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

On August 31, 2010, the last business day of the Company’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the Company was $509,889. The aggregate market value was based on the closing price on that date of the Common Stock of the Company on the OTC Bulletin Board system of $0.035.  For purposes of this response, the Company has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the Company.

As of as of May 31, 2011 the Company had 120,424,997 shares of its Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

Fox Petroleum, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to reflect the effects of accounting and reporting errors, and to record the acquisition of its wholly-owned subsidiary, resulting from a deficiency in its accounting and financial statement preparation process. . This error and the related adjustments resulted in an understatement of net loss of $1,378,373 for the year ended February 28, 2011 and the understatements of $58,491and $1,394,373 of total assets and  deficits accumulated during the development stage, respectively, and the overstatement of $2,3174,583 of total current liabilities,  as of February 28, 2011 as reported in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011, which was originally filed with the SEC on June 15, 2011. The restatement is discussed in more detail in note 1 to the “Consolidated Financial Statements” contained in this Amendment No. 1.

For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. However, "Part I—Item 1. Financial Statements," "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I—Item 4. Controls and Procedures", and "Part II—Item 6. Exhibits" are the only sections in which revisions to the Original Filing have been made. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 1.

FOX PETROLEUM INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2011

TABLE OF CONTENTS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART 1

Item 1.          Business

Company History

Fox Petroleum Inc., the Company, was incorporated under the laws of the State of Nevada on November 4, 2004 under the name of “Nova Resources Inc.” Subsequently, our Board of Directors decided to change our name to “Fox Petroleum Inc.” to better reflect the new direction of our business of exploration and development activities to the oil and gas sectors. Therefore, on February 5, 2007, we changed our name to “Fox Petroleum Inc.”. The name change was accomplished through a merger with our wholly owned subsidiary, Fox Petroleum Inc., which was incorporated for the sole purpose of changing our name with our company carrying on as the surviving corporation under the new name of “Fox Petroleum Inc.”

The Company has oil and gas interests in the North Sea and Texas and has not yet determined whether these properties contain reserves that are economically recoverable.  The recoverability of amounts from the properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements and to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.  During the quarter ended August 31, 2010, The Company decided to no longer continue with exploration activities in these interests and is exploring alternatives of disposing of its interests in the North Sea and Texas.

Change in Management

On June 9, 2010, Richard Moore, the Company’s President / Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors, resigned from all positions.  Also on June 9, 2010, the Company’s Board of Directors elected Mr. William Lieberman as a member of the Board of Directors and appointed Mr. Lieberman as the Company’s President / Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer.

On August 9, 2010, Mr. William MacNee resigned as Chief Operating Officer and a Director of the Company and Messrs. John Spence and Jeffrey Sternberg resigned as Directors of the Company.  As a result, Mr. William Lieberman is the sole director and officer of the Company.

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

Fox Energy Exploration Limited

On May 17, 2007, we incorporated a wholly owned subsidiary, Fox Energy Exploration Limited (“Fox Energy Exploration Limited”), in England and Wales to hold assets in the United Kingdom under a farm-in agreement with Granby Enterprises Limited and Atlantic Petroleum UK Limited.

1536692 Ontario, Inc.

On July 15, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with 1536692 Ontario, Inc. (“Ontario”), a Canadian corporation, and the shareholders of Ontario (“Ontario Shareholders”).  Ontario owns a scrap plastic processing plant with certain equipment, fixtures and improvements and assets located in Hamilton, Ontario, Canada with the intent of engaging in the business of recycling plastics.

Resource Polymers Inc.

On July 15, 2010, the Company entered into a Share Exchange Agreement (the “Resource Share Exchange Agreement”) with Resource Polymers Inc. (“Resource”), a Canadian corporation, and the shareholders of Ontario (“Ontario Shareholders”) to acquire 100% of the capital stock of Resource.  As of the date of this report, the acquisition has not been completed as Resource has not satisfied its conditions precedent to closing the exchange. There is no assurance that Resource will complete its requirements required to close.

Future Business Strategy

As of the date of this Annual Report, we are a development stage company engaged in the identification, acquisition, exploration and, if warranted, development of prospective oil and gas properties and the acquisition of plastics recycling businesses.

With the acquisition of Ontario in July 2010, the company initiated plans to move into the business of recycling oil based plastics.  We are focused on acquiring, developing and operating plastic recycling operations throughout North America.  We expect to begin operations of this division in fiscal 2012.  Our goal is to become an important partner for leading recycling companies who need proficient services. We expect Ontario to eventually become carbon neutral and process up to 30 Million pounds of post-industrial and post-consumer scrap plastics per year with revenues approaching Five million dollars per year at these processing levels.  We are also aggressively seeking additional acquisition targets in the plastics recycling market place to increase our processing capacity and are currently speaking to companies in the automotive and beverage industries to process plastic waste streams and fulfill circular recycling streams

We are also currently identifying and evaluating alternatives to expand our Oil and Natural gas portfolios.

Current Business Operations

As we are currently a development stage company without significant capital resources, our current oil and gas projects are on hold.  We are currently evaluating potential alternatives arrange for the sale or disposal of these properties.  Our properties and interests are described as follows:

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

We could not provide any assurance that we would be able to obtain financing arrangements to repay the Payors by August 14, 2009. Therefore, all costs incurred of $2,401,282 relating to the North Slope leases were written off on our statement of operations during fiscal year ended February 28, 2009. During fiscal year ended February 28, 2010, we failed to repay the Payors by the due date and assignment of the related leases to the Payors was triggered. Consequently, the fees are no longer payable and outstanding lease fees and accrued interest of $98,400 was recorded as a gain on recovery of payables during the fiscal year ended February 28, 2010.

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

Under threat of immediate foreclosure, we sold and assigned to TCF Oil and Gas Corp., a Florida corporation (“TCF Oil and Gas”), all of our properties located in Ellsworth County, Kansas in consideration of the payment of $100 from TCF Oil and Gas to us and of the simultaneous execution by Trafalgar of a covenant not to sue us for an in persona judgment under the obligations evidenced or secured by the various loan documents between Trafalgar and us. Therefore, as of the date of this Annual Report, we do not own any oil and gas leases in Kansas.

UK ONSHORE, UNITED KINGDOM

On June 3, 2008, we acquired four 10 km x 10 km UK onshore license blocks in the south of England. The UK government made available this Petroleum Exploration and Development License and awarded the blocks totaling 400 km 2 to us and Aimwell in the latest round of onshore licensing. In return for the license, we will have to shoot 60 km of 2D seismic within the 6-year term of the license. Interpretation and analysis of the seismic data acquired will help further define the prospect, after which we will have an option to drill a well, or simply relinquish the license. While the tendering process for the aforementioned seismic acquisition obligation has been put on hold we expect it to resume in the second half of 2009.

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

Employees

As of February 28, 2011, the Company has one employee, Mr. William Lieberman, our sole executive officer and director.  We do not intend to hire additional employees until our business has been successfully launched and has sufficient operating capital.  Our Officer and Director will provide work as necessary to bring us to the point of earning revenues. We periodically hire independent contractors to execute our administrative functions, acquisition, exploration and development, if any, activities. Human resource planning will be part of an ongoing process that will include constant evaluation of our operations. We do not expect to hire any employees before the end of this calendar year.  However, in the event that we are able to raise sufficient capital and proceed with an acquisition or exploration program, we may hire a number of employees to aid in our operations.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov.  In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

RISKS RELATED TO OUR BUSINESS AND THE OIL AND GAS INDUSTRY

Our financial condition is precarious and we have no access to capital to repay our debt or fund our current or ongoing operations. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time.

As of February 28, 2011, we had cash of $-0- and had a working capital deficit of $21,332,496. We do not have any credit available to us nor have we identified other sources of capital and it is unlikely, given our current financial condition and the ongoing global financial crisis, that we will secure any additional credit or capital. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. If we discontinue our operations, our stockholders will lose the entire amount of their investments in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We incurred net losses of $1,394,373 and $7,781,827 for the fiscal years ended February 28, 2011 and February 28, 2010, respectively. At February 28, 2011, we had accumulated deficit of $44,133,626 and had a working capital deficit of $21,332,496.  Our auditor's report on our 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "February 28, 2011 Audited Financial Statements."

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

We currently have one executive officer and a limited number of consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

As we operate internationally, there are risks which could adversely affect operating results.

Currently, we operate in Canada.  Doing business in foreign countries subjects the Company to additional risks, any of which may adversely impact future operating results, including:

●	international political, economic and legal conditions;

●	our ability to comply with foreign regulations and/or laws affecting operations and projects;

●	difficulties in attracting and retaining staff and business partners to operate internationally;

●	language and cultural barriers;

●	seasonal reductions in business activities and operations in the countries where our international projects are located;

●	integration of foreign operations;

●	potential adverse tax consequences; and

●	potential foreign currency fluctuations.

Factors beyond the control of the Company.

Projects for the acquisition and development of the Company’s products are subject to many factors, which are outside our control.  These factors include general economic conditions in North America and worldwide (such as recession, inflation, unemployment, and interest rates), proximities to utilities and transportation, shortages of labor and materials and skilled craftsmen and price of materials and competitive products and the regulation by federal and state governmental authorities.

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

Financing might not be available in the future, or we might not be able to obtain necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we might be forced to curtail our drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have an adverse effect on our business, financial condition and results of operations.

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

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for NASDAQ or any national stock exchange.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange.  To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards.  Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ.  As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

Although the our Common Stock is currently traded on the OTC Bulletin Board, there is no assurance any public market for our Common Stock will continue.  There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the Shares. An investment in these Shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

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

As long as Trafalgar controls more than 10% of our common stock, they will continue to be able to influence elections of our board of directors, matters that require a shareholder vote (such as mergers, acquisitions and other business combinations, and the future issuance of our shares) and exercise a significant amount of influence over our management and operations. Therefore, the ability of our other stockholders to cause a change in the course of our operation is eliminated. As such, the value attributable to the right to vote is limited.

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

Because our director and officer is a residents of a country other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our director and officer.

Our director and officer is a national and/or resident of a country other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 1B.          Unresolved Staff Comments

On February 28, 2011, March 10, 2011, and June 6, 2011, the Company received comment letters from the staff of the Division of Corporation Finance of the SEC.  The comments from the staff were issued with respect to its review of the Company’s Form 10-K for the year ended February 28, 2010, Form 10-Q for the quarterly periods ended November 30, 2010, Form 8-K filed on July 19, 2010 relating to the Company’s acquisition of 1536692 Ontario Inc., Preliminary Schedules 14C filed on January 7 and November 4, 2009 and Form 8-K filed on March 9, 2011 relating to the change in the Company’s certifying accountant.

The Company is in the process of responding to all of the staff’s comments and expects to file its response in a letter to be filed with the SEC within the next 30 days.  Included in the Company’s response will be supplemental analyses and information requested by the staff, as well as possible amendments to the previously filed reports.  As of the date of the filing of this Form 10-K, these comments remain unresolved.

Item 2.          Properties

The Company’s maintains a virtual principal office located at 545 Eighth Avenue, Suite 401, New York, NY 10018. This office facility is used by the Company to receive mail and telephone calls.

The Company believes that the current facilities are suitable for its current needs.

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

PART II

Item 5.          Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

Market Information

The Company’s common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "FXPT.OB".  As of February 28, 2011, the Company’s common stock was held by 70 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

Only a limited market exists for our securities.  There is no assurance that a regular trading market will develop, or if developed, that it will be sustained.  Therefore, a shareholder in all likelihood will be unable to resell his securities in our Company.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended		For the Year Ended
	February 28, 2011		February 28, 2010
	High	Low	High	Low

First Quarter	$0.080	$0.035	$0.395	$0.180
Second Quarter	$0.088	$0.030	$0.250	$0.086
Third Quarter	$0.101	$0.030	$0.230	$0.086
Fourth Quarter	$0.070	$0.018	$0.066	$0.040

These prices are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

The Company’s transfer agent is Empire Stock Transfer of Henderson, Nevada.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

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

Securities authorized for issuance under equity compensation plans

The Company currently does not have any equity compensation plans.  The following table sets forth information relating to outstanding warrants.

	Number of	Weighted	Number of
	Securites to	Average	Securities
	be Issued	Exercise	Remaining
	Upon Exercise	Price of	Available for
	of Outstanding	Outstanding	Future Issuance
	Options,	Options,	Under Equity
	Warrants	Warrants	Compensation
	and Rights	and Rights	Plans (excluding
	(a)	(b)	column (a))

Equity Compensation Plans Approved by Security Holders	-	$-	-
Equity Compensation Plans Not Approved by Security Holders	2,000,000	$0.001	-

Total	2,000,000	$0.001	-

Penny Stock

Our common stock is considered to be a "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6.          Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our results of operations and financial condition with the audited financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward-looking statements.  See “Cautionary Statement Concerning Forward-Looking Statements.”

Overview

We are a development stage company and have not generated any revenue to date. The following discussions sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, however, there is no assurance that we will be successful in raising additional capital.

Results of Operations

Year ended February 28, 2011 compared to the year ended February 28, 2010

Our net loss for fiscal year ended February 28, 2011 was $1,394,373 compared to a net loss of $7,781,827 during fiscal year ended February 28, 2010, a decrease of $6,387,454. During fiscal years ended February 28, 2011 and 2010, we did not generate any revenue from operations.

During fiscal year ended February 28, 2011, we incurred operating expenses of $2,958,374 compared to $7,242,233, a decrease of $4,283,859. The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses of $697,767 (reflecting our decrease in operating activity and changes in management structure), decrease in finance fees of $5,770,203 and decrease in impairments of oil and gas assets of $588,270, offset by an increase in consulting fees of $3,301,106, primarily consisting of stock issued for services of $3,459,612 during the year ended February 28, 2011.

Other income for the year ended February 28, 2011 was $1,564,001 compare to other expense of $539,594 for the year ended February 28, 2010, or a change of $2,103,595.  The change was due to an increase of the gain on recovery of payables of $3,059,477, a decrease of interest expense of $176,607, offset by impairment of goodwill of $397,575, accretion of discounts on convertible notes payable of $19,264 and loss on conversion of debt of $715,650.

For the period from November 4, 2004 (date of inception) to February 28, 2011, we have incurred an accumulated loss of $44,133,626 attributable to our shareholders.

Liquidity and Capital Resources

As of February 28, 2011, the Company had cash of $-0-, total assets of $58,491 and a deficit in working capital of $21,332,496.  The Company generated a negative cash flow from operations of $26,298 for the year ended February 28, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $1,394,373, noncash gain from the recovery of payables and the recovery of finance and other fees paid in stock and warrants of $554,597, offset by a loss on debt conversion of $715,650, noncash charges for depreciation and debt discount accretion of $31,325, impairment of goodwill of $397,575, stock issued for services of $3,459,612 and changes in operating assets and liabilities of $503,130.  Cash from operations for the year ended February 28, 2010 was $7,795 consisting primarily of a net loss of ($7,781,827) adjusted by finance fee paid in stock and warrants of $4,634,037, impairment of oil and gas assets of $588,270, fees payable in stock and warrants ($7,407) and gain on settlement of amounts payable of ($125,143). Net cash flows generated by operating activities was further affected by changes of $157,718 in VAT refund and other receivables and $2,542,147 in accounts payable and accrued liabilities.

Cash used in investing activities was $22,491 for the year ended February 28, 2011 compared to cash from investing activities for the year ended February 28, 2010 of $25,468.  Cash from financing activities increased by $82,789 for the year ended February 28, 2011 compared to 2010 primarily due to increased proceeds from the issuance of notes payable of $45,000 and advances from officer of $3,789 in 2011 compared to the repayment of advances from related parties of $34,000 in 2010.

Plan of Operations and Funding

The majority of fiscal year ended February 28, 2011 was dedicated to restructuring the management and direction of the Company and developing a revised business strategy including identifying potential acquisition targets.  A substantial portion of fiscal year ended February 28, 2010 was dedicated to the North Slope and Cook Inlet projects. As of February 28, 2011, our cash and cash equivalents were $-0-. For fiscal year ended February 28, 2011, we incurred a net loss of $1,394,373.

We have no access to capital to repay our debt or fund our current or ongoing operations. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. We will need additional further advances and issuance of debt instruments to fund our operations over the next six months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to acquisition of further interests in oil and gas assets. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. The Company has conducted private placements of its common stock, which have generated funds to satisfy the initial cash requirements of its planned exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 3 of the audited financial statements included elsewhere in this report.  The preparation of the financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Development Stage and Mineral Property and Exploration Costs

The Company has been in the development stage since November 4, 2004, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, and has not yet realized revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of oil and gas mineral properties.

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has incurred $17,000 of exploration and acquisition costs and $0 of development costs from inception through February 28, 2011.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Eugene M Egeberg
Certified Public Accountant
2400 Boston Street, Suite 102
Baltimore, Maryland  21224
(410) 218-1711

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

Board of Directors
Fox Petroleum, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Fox Petroleum, Inc., and subsidiaries as of February 28, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders deficiency and cash flows for the years then ended. These financial statements are the responsibility of the management of Fox Petroleum, Inc.   Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that my audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Petroleum, Inc. as of February 28, 2011 and 2010, and the results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a Going Concern. As discussed in Note 2 to the consolidated financial statements, the Company has a large working capital deficiency, has not yet achieved profitable operations, and has large accumulated losses. The Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a Going Concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Eugene M Egeberg, CPA
Baltimore, MD
9 August 2011

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	February 28,	February 28,
	2011	2010
	Restated
ASSETS

Current assets
Cash	$-	$-
Due from affiliate	22,500	-
Total current assets	22,500	-

Property and equipment, net	35,991	-

Total assets	$58,491	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$14,432,928	$17,602,548
Accrued interest	1,234,651	757,698
Accrued interest, related parties	143,228	-
Due to officer	3,789	-
Notes payable	5,343,932	5,312,333
Notes payable, related parties	196,468	-
Total current liabilities	21,354,996	23,672,579

Fees payable in stock and warrants	4,364	44,461

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized
no shares shares issued and outstanding	-	-
Common stock, $.001 par value, 450,000,000 and 90,000,000 shares authorized, 111,924,997 and 84,818,245 shares issued and
outstanding at February 28, 2011 and 2010, respectively	111,925	84,818
Additional paid-in capital	22,738,715	44,937,395
Subscriptions receivable	-	(26,000,000)
Accumulated other comprehensive income (loss)	(17,883)	-
Deficit accumulated during the exploration stage	(44,133,626)	(42,739,253)
Total stockholders' deficit	(21,300,869)	(23,717,040)

Total liabilities and stockholders' deficit	$58,491	$-

See accompanying notes to consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period
			November 4, 2004
			(Inception) to
	For the Year Ended February 28,		February 28,
	2011	2010	2011
	Restated		Restated

Sales revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	31,859	729,626	4,287,306
Consulting fees	3,421,015	119,909	4,176,254
Finance Fees	(494,500)	5,275,703	9,218,304
Impairment of oil and gas assets	-	588,270	10,046,683
Loss on failure to perform obligations under
oil and gas commitments	-	-	12,910,000
Management fees	-	528,725	1,380,186
Total operating expenses	2,958,374	7,242,233	42,018,733

Loss from operations	(2,958,374)	(7,242,233)	(42,018,733)

Other income (expense):
Gain on recovery of VAT receivable	-	-	78,451
Gain on recovery of payables	3,184,620	125,143	3,309,763
Interest and other income	-	-	9,986
Interest expense	(488,130)	(664,737)	(1,805,112)
Impairment of Goodwill	(397,575)	-	(397,575)
Accretion of convertibe note discounts	(19,264)	-	(2,594,756)
Loss on conversion of debt	(715,650)	-	(715,650)
Total other income (expense)	1,564,001	(539,594)	(2,114,893)

Loss before income taxes	(1,394,373)	(7,781,827)	(44,133,626)

Provision for income taxes	-	-	-

Net loss	$(1,394,373)	$(7,781,827)	$(44,133,626)

Net loss per share - basic and diluted	$(0.02)	$(0.32)

Weighted average number of shares
outstanding - Basic and Diluted	66,438,789	24,063,670

Net loss	$(1,394,373)	$(7,781,827)	$(44,133,626)

Foreign currency translation gain (loss)	(8,122)	-	(8,122)

Total Comprehensive loss	$(1,402,495)	$(7,781,827)	$(44,141,748)

See accompanying notes to consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the period November 4, 2004 (Inception) through February 28, 2011

							Deficit
							accumulated	Accumulated
					Additional		during the	other	Total
	Preferred stock		Common stock		paid-in	Stock	exploration	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	subscriptions	stage	income (loss)	deficit

Common stock issued for cash at $0.0008333 per share	-	$-	5,880,000	$5,880	$(980)	$-	$-	$-	$4,900

Common stock issued for cash at $0.008333 per share	-	-	3,840,000	3,840	28,160	-	-	-	32,000

Common stock issued for cash at $0.08333 per share	-	-	120,000	120	9,880	-	-	-	10,000

Donated services and rent	-	-	-	-	3,000	-	-	-	3,000

Net loss for the period November 4, 2004 (inception) to February 28, 2005	-	-	-	-	-	-	(18,821)	-	(18,821)

Balance, February 28, 2005	-	-	9,840,000	9,840	40,060	-	(18,821)	-	31,079

Donated services and rent	-	-	-	-	9,000	-	-	-	9,000

Net loss for the year ended February 28, 2006	-	-	-	-	-		(45,915)	-	(45,915)

Balance, February 28, 2006	-	-	9,840,000	9,840	49,060	-	(64,736)	-	(5,836)

Common stock issued for cash at $5.00 per share	-	-	20,000	20	99,980	-	-	-	100,000

Donated services and rent	-	-	-	-	9,000	-	-	-	9,000

Net loss for the year ended February 28, 2007	-	-	-	-	-	-	(54,555)	-	(54,555)

Balance, February 28, 2007	-	-	9,860,000	9,860	158,040	-	(119,291)	-	48,609

Common stock issued for cash at an average price of $5.88 per share	-	-	1,028,245	1,028	6,048,972	-	-	-	6,050,000

Common stock issued for oil and gas interests at $0.25 per share	-	-	4,000,000	4,000	997,702	-	-	-	1,001,702

Common stock issued for oil and gas interests at $12.05 per share	-	-	80,000	80	963,920	-	-	-	964,000

Net loss for the year ended February 29, 2008	-	-	-	-	-	-	(2,628,203)	-	(2,628,203)

Balance, February 29, 2008	-	$-	14,968,245	$14,968	$8,168,634	$-	$(2,747,494)	$-	$5,436,108

See accompanying notes to consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit (Continued)
For the period November 4, 2004 (Inception) through February 28, 2011

							Deficit
							accumulated	Accumulated
					Additional		during the	other	Total
	Preferred stock		Common stock		paid-in	Stock	exploration	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	subscriptions	stage	income (loss)	deficit

Balance, February 29, 2008	-	$-	14,968,245	$14,968	$8,168,634	$-	$(2,747,494)	$-	$5,436,108

Common stock issued for finance fee at $3.43	-	-	150,000	150	514,350	-	-	-	514,500

Common stock issued pursuant to debt conversions at an average price of $0.48 per share	-	-	2,700,000	2,700	1,289,102	-	-	-	1,291,802

Common stock subscribed at $0.50 per share	-	-	52,000,000	52,000	25,948,000	(26,000,000)	-	-	-

Discount on convertible debt	-	-	-	-	1,283,689	-	-	-	1,283,689

Beneficial conversion feature	-	-	-	-	3,098,620	-	-	-	3,098,620

Net loss for the year ended February 28, 2009	-	-	-	-	-	-	(32,209,932)	-	(32,209,932)

Balance, February 28, 2009	-	-	69,818,245	69,818	40,302,395	(26,000,000)	(34,957,426)	-	(20,585,213)

Common stock released from escrow pursuant to default on securities purchase agreements at $0.31 per share	-	-	15,000,000	15,000	4,635,000	-	-	-	4,650,000

Net loss for the year ended February 28, 2010	-	-	-	-	-	-	(7,781,827)	-	(7,781,827)

Balance, February 28, 2010	-	-	84,818,245	84,818	44,937,395	(26,000,000)	(42,739,253)	-	(23,717,040)

Common stock cancelled for non- performance of finder's fee	-	-	(150,000)	(150)	(514,350)	-	-	-	(514,500)

Cancellation of common stock subscriptions	-	-	(52,000,000)	(52,000)	(25,948,000)	26,000,000	-	-	-

Common stock issued for services and Company support at an average fair value of $0.57	-	-	60,756,752	60,757	3,398,855	-	-	-	3,459,612

Common stock issued for acquisition of 1536692 Ontario, Inc.	-	-	1,750,000	1,750	94,500	-	-	-	96,250

Common stock issued pursuant to debt conversions at an average price of $0.045 per share	-	-	16,750,000	16,750	737,650	-	-	-	754,400

Beneficial conversion feature	-	-	-	-	32,665	-	-	-	32,665

Accumulated other comprehensive loss acuired in 1536692 Ontario, Inc. acquisition	-	-	-	-	-	-	-	(9,761)	(9,761)

Foreign currency transaltion adjustment	-	-	-	-	-	-	-	(8,122)	(8,122)

Net loss for the year ended February 28, 2011	-	-	-	-	-	-	(1,394,373)		(1,394,373)

Balance, February 28, 2011 - Restated	-	$-	111,924,997	$111,925	$22,738,715	$-	$(44,133,626)	$(17,883)	$(21,300,869)

See accompanying notes to consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period
			November 4, 2004
			(Inception) to
	For the Year Ended February 28,		February 28,
	2011	2010	2011
	Restated
Cash flows from operating activities:
Net loss	$(1,394,373)	$(7,781,827)	$(44,133,626)
Adjustments to reconcile net loss to net cash from (used in) operations:
Donated services and rent	-	-	21,000
Depreciation	12,061	-	12,061
Accretion of convertible debt discount	19,264	-	2,594,756
Loss on debt conversion	715,650		715,650
Fees payable in stock and warrants	(40,097)	(7,407)	(3,010)
Finance fees paid in stock and warrants	(514,500)	4,634,037	7,755,794
Gain on settlement of accounts payable	(3,184,620)	(125,143)	(3,309,763)
Impairment of oil and gas assets	-	588,270	10,046,683
Impairment of goodwill	397,575	-	397,575
Gain of VAT receivable written off	-	-	(78,451)
Stock issued for services	3,459,612	-	3,459,612
Changes in operating assets and liabilities:
VAT Refund and other recivables	-	157,718	78,451
Accounts payable and accrued expenses	15,000	2,126,224	18,306,988
Accrued interest	476,953	415,923	1,204,592
Accrued interest, related parties	11,177	-	11,177
Net cash from (used) in operating activities	(26,298)	7,795	(2,920,511)

Cash flows from investing activities:
Cash acquired from acquisitions	9	-	9
Advances to related entities	(22,500)	-	(22,500)
Proceeds (investment) in oil and gas interests	-	20,000	(7,702,687)
Decrease (increase) in restricted cash	-	5,468	-
Net cash from (used in) investing activities	(22,491)	25,468	(7,725,178)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from issuance of notes payable	45,000	-	4,445,000
Advances from officer	3,789	-	3,789
Advances from related parties		-	34,000
Repayments of advances from related parties	-	(34,000)	(34,000)
Net cash from (used in) financing activities	48,789	(34,000)	10,645,689

Net increase in cash	-	(737)	-

Cash at beginning of period	-	737	-

Cash at end of period	$-	$-	$-

See accompanying notes to consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			For the Period
			November 4, 2004
			(Inception) to
	For the Year Ended February 28,		February 28,
	2011	2010	2011
	Restated
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$16,667

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Common stock issued in conversion of notes payable, related parties	$754,400	$-	$754,400

Cancellation subscriptions for 52,000,000 shares of common stock	$26,000,000	$-	$26,000,000

Issuance of 1,750,000 shares of common stock for acquisition
of 1536692 Ontario, Inc.	$96,250	$-	$96,250

Benefical conversion feature on convertible debt	$32,665	$-	$2,608,157

Issuance of 52,000,000 common stock subscriptions	$-	$-	$26,000,000

Issuance of 4,080,000 shares of common stock for oil and gas interests	$-	$-	$1,965,702

See accompanying notes to consolidated financial statements.

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 1 – Restatement of Prior Period Consolidated Financial Statements

The Company restated its previously issued consolidated financial statements included in the original Annual Report on Form 10-K for the year ended February 28, 2011 to reflect the effects of accounting and reporting errors, and to record the acquisition of its wholly-owned subsidiary, resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net loss of $1,378,373 for the year ended February 28, 2011 and the understatements of $58,491and $1,394,373 of total assets and  deficits accumulated during the development stage, respectively, and the overstatement of $2,3174,583 of total current liabilities. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

	February 28, 2011
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets
Cash	$-	$-	$-
Due from affiliate	-	22,500	22,500
Total current assets	-	22,500	22,500

Property and equipment, net	-	35,991	35,991

Total assets	$-	$58,491	$58,491

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,360,246	$(3,927,318)	$14,432,928
Accrued interest	-	1,234,651	1,234,651
Accrued interest, related parties	-	143,228	143,228
Due to officer	-	3,789	3,789
Notes payable	5,312,333	31,599	5,343,932
Notes payable, related parties	-	196,468	196,468
Total current liabilities	23,672,579	(2,317,583)	21,354,996

Fees payable in stock and warrants	44,461	(40,097)	4,364

Stockholders' deficit
Preferred stock	-	-	-
Common stock	84,818	27,107	111,925
Additional paid-in capital	44,937,395	(22,198,680)	22,738,715
Subscriptions receivable	(26,000,000)	26,000,000	-
Accumulated other comprehensive income (loss)	-	(17,883)	(17,883)
Deficit accumulated during the exploration stage	(42,739,253)	(1,394,373)	(44,133,626)
Total stockholders' deficit	(23,717,040)	2,416,171	(21,300,869)

Total liabilities and stockholders' deficit	$-	$58,491	$58,491

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 1 – Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

	Year ended February 28, 2011
	As previously		As
	reported	Adjustments	restated

Sales revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	-	31,859	31,859
Consulting fees	16,000	3,405,015	3,421,015
Finance Fees	-	(494,500)	(494,500)
Total operating expenses	16,000	2,942,374	2,958,374

Loss from operations	(16,000)	(2,942,374)	(2,958,374)

Other income (expense):
Gain on recovery of payables	-	3,184,620	3,184,620
Interest expense	-	(488,130)	(488,130)
Impairment of goodwill	-	(397,575)	(397,575)
Accretion of convertibe note discounts	-	(19,264)	(19,264)
Loss on conversion of debt	-	(715,650)	(715,650)
Total other income (expense)	-	1,564,001	1,564,001

Loss before income taxes	(16,000)	(1,378,373)	(1,394,373)

Provision for income taxes	-	-	-

Net loss	$(16,000)	$(1,378,373)	$(1,394,373)

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 1 – Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows

	Year ended February 28, 2011
	As previously		As
	reported	Adjustments	restated

Cash flows from operating activities:
Net loss	$-	$(1,394,373)	$(1,394,373)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	-	12,061	12,061
Accretion of convertible debt discount	-	19,264	19,264
Loss on debt conversion	-	715,650	715,650
Fees payable in stock and warrants	-	(40,097)	(40,097)
Finance fees paid in stock and warrants	-	(514,500)	(514,500)
Gain on settlement of accounts payable	-	(3,184,620)	(3,184,620)
Impairment of goodwill	-	397,575	397,575
Stock issued for services	-	3,459,612	3,459,612
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	15,000	15,000
Accrued interest	-	476,953	476,953
Accrued interest, related parties	-	11,177	11,177
Net cash used in operating activities	-	(26,298)	(26,298)

Cash flows from investing activities:
Cash acquired from acquisitions	-	9	9
Advances to related entities	-	(22,500)	(22,500)
Net cash used in investing activities	-	(22,491)	(22,491)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-
Proceeds from issuance of notes payable	-	45,000	45,000
Advances from officer	-	3,789	3,789
Net cash from financing activities	-	48,789	48,789

Effect of exchange rate changes on cash	-	-	-

Net increase in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 2 – Nature of Business, Presentation, and Going Concern

Organization

Fox Petroleum, Inc., the “Company”, was incorporated in Nevada on November 4, 2004 with the intent to engage in the business of oil and gas exploration.  The Company has oil and gas interests in the North Sea and Texas and has not yet determined whether these properties contain reserves that are economically recoverable.  The recoverability of amounts from the properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements and to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.  During the quarter ended August 31, 2010, The Company has decided to no longer continue with exploration activities in these interests and is exploring alternatives of disposing of its interests in the North Sea and Texas.

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

On June 9, 2010, Richard Moore, the Company’s President / Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors, resigned from all positions.  Also on June 9, 2010, the Company’s Board of Directors elected Mr. William Lieberman as a member of the Board of Directors and appointed Mr. Lieberman as the Company’s President / Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer.

On July 15, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with 1536692 Ontario, Inc. (“Ontario”), a Canadian corporation, and the shareholders of Ontario (“Ontario Shareholders”).  Ontario owns a scrap plastic processing plant with certain equipment, fixtures and improvements and assets located in Hamilton, Ontario, Canada with the intent of engaging in the business of recycling plastics.  Pursuant to the Share Exchange Agreement, the Company acquired, from the Ontario Shareholders, all of the capital stock of Ontario in exchange for an aggregate of 1,750,000 000 newly issued shares of its restricted common stock, par value $0.001 per share.  The purchase price was determined by the total market value of the newly issued shares on July 15, 2010, totaling $96,250, which was based on the closing market price of the Company’s common stock on the acquisition date.  The acquisition has been accounted for under the purchase method.  The excess of the purchase price paid over the fair value of the assets acquired and liabilities assumed has been classified as goodwill as of the acquisition date.  None of the goodwill is expected to be deductible for income tax purposes.  Revenue and loss generated by Ontario from the acquisition date through February 28, 2011 was $0 and $23,247, respectively.

On July 15, 2010, the Company entered into a Share Exchange Agreement (the “Resource Share Exchange Agreement”) with Resource Polymers Inc. (“Resource”), a Canadian corporation, and the shareholders of Ontario (“Ontario Shareholders”) to acquire 100% of the capital stock of Resource.  As of the date of this report, the acquisition has not been completed as Resource has not satisfied its conditions precedent to closing the exchange.  There is no assurance that Resource will complete its requirements required to close.

The Company is currently exploring new acquisition opportunities.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 2 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $44,133,626 at February 28, 2011, a net loss and net cash used in operations of $1,394,373 and $26,298, respectively, for the year ended February 28, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company’s to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates in the accompanying consolidated financial statements include the depreciable lives of property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Fox Petroleum, Inc. and its wholly-owned subsidiary, 1536692 Ontario, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2010 consolidated balance sheet, statement of operations, and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At February 28, 2011 and 2010, respectively, the Company had no cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 10 years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 3 – Summary of Significant Accounting Policies (Continued)

Development Stage and Mineral Property and Exploration Costs

The Company has been in the development stage since November 4, 2004, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, and has not yet realized revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of oil and gas mineral properties.

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has incurred $17,000 of exploration and acquisition costs and $0 of development costs from inception through February 28, 2011.

Goodwill and other intangible assets

Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the third quarter, or earlier upon the occurrence of certain triggering events.

Goodwill is allocated among and evaluated for impairment at the reporting unit level. Management evaluates goodwill for impairment using a two-step process provided by ASC Topic 350 “Intangibles — Goodwill and Other”. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that the goodwill resulting from the acquisition of 1536692 Ontario Inc. of $397,575 was fully impaired as of February 28, 2011and has charged the impairment to operations.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 3 – Summary of Significant Accounting Policies (Continued)

The three broad levels defined by ASC 820 hierarchy are as follows:

Level 1 – quoted prices for identical assets or liabilities in active markets.
Level 2 – pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.
Level 3 – valuations derived from methods in which one or more significant inputs or significant value drivers are unobservable in the markets.

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include amounts due from affiliate, accounts payable and accrued expenses and amounts due to officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605, “Revenue Recognition”   (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized when the products are received and accepted by the customer.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” ("ASC 505-50"). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

The Company has not adopted a stock option plan and has not granted any stock options as of February 28, 2011.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 3 – Summary of Significant Accounting Policies (Continued)

liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of February 28, 2011.

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars.  In accordance with ASC 830 ‘‘Foreign Currency Matters’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.  Translation adjustments are included in Accumulated Other Comprehensive Income (Loss).

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of February 28, 2011 and 2010, respectively, there were no common share equivalents outstanding.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of February 28, 2011.

Accounting Standards Codification

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s consolidated financial statements.

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 4 – Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash” (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASCU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASC Update 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASCU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued, and the Company adopted, ASC Update No. 2010-05, “Escrowed Share Arrangements and the Presumption of Compensation” (ASCU No. 2010-05”).  ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory.  When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction.  In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds.  In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized.  As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update becomes effective for the Company with the interim and annual reporting period beginning November 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting periods beginning November 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 4 – Recent Accounting Pronouncements (Continued)

Management believes that any other recently issued but not yet effective accounting pronouncements, if adopted, will not have a material effect on the Company’s present or future consolidated financial statements.

Note 5 – Property and Equipment

Property and equipment consisted of the following at February 28, 2011:

Plant and machinery	$215,945
Less: accumulated depreciation	(179,954)

Property and equipment, net	$35,991

Depreciation expense for the year period from July 15, 2010 (date of acquisition of 1536692 Ontario, Inc.) through February 28, 2011 was $12,061.

Note 6 – Acquisition of Subsidiary and Goodwill

Effective July 15, 2010, the Company acquired 100% of the outstanding capital stock of 1536692 Ontario, Inc., a Canadian Corporation, (“Ontario”) through a share exchange transaction.  In consideration of their shares of Ontario, the Ontario shareholder, Mr. Jack Lieberman, the father of the Company’s President and Chief Executive Officer, received One Million Seven Hundred Fifty Thousand (1,750,000) newly issued restricted common shares of the Company.  For accounting purposes, the acquisition was accounting for using the purchase method in accordance with ASC 805 “Business Combinations”.

The following table summarizes the consideration given based was based on the closing market price of the Company’s common stock on the acquisition date and the fair values of the assets acquired and liabilities assumed at the acquisition date.

Consideration given:

1,750,000 shares of Fox Petroleum, Inc. common stock	$96,250

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$9
Property and equipment, net	46,003
Loans payable	(222,781)
Accrued interest	(124,556)

Total identifiable net assets	(301,325)

Goodwill	397,575

$96,250

The Company determined that the goodwill resulting from the acquisition of $397,575 was fully impaired as of February 28, 2011and has charged the impairment to operations.

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 7 – Oil and Gas Interests

The Company has oil and gas interests in the North Sea and the United States and has not yet determined whether these properties contain reserves that are economically recoverable. Oil and gas interests consisted of the following at February 28, 2011 and 2010:

	February 28, 2011 and 2010
	United	United
	States	Kingdom	Total

Unproved properties:
acquistion costs	$3,701,871	$23,439	$3,725,310
exploration costs	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372

Less: Write-down of oil & gas interests	(5,938,576)	(4,108,107)	(10,046,683)
Less: Incidental revenue	(110,689)	-	(110,689)

	$-	$-	$-

During the quarter ended August 31, 2010, The Company has decided to no longer continue with exploration activities in these interests and is exploring alternatives of disposing of its existing interests in the North Sea and the United States.

North Slope, Alaska, United States

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

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 7 – Oil and Gas Interests (Continued)

North Slope, Alaska, United States (Continued)

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

As at February 28, 2010 and 2011, the gas well is shut-in awaiting further financing.

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

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 7 – Oil and Gas Interests (Continued)

Cook Inlet, Alaska, United States (Continued)

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

Fox Petroleum, Inc. and Subsidiaries
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 7 – Oil and Gas Interests (Continued)

UK Onshore, United Kingdom (Continued)

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

On November 12, 2008, the Company was formally notified by the UK Department of Energy and Climate Change (DECC) of its success in the 25th Seaward Licensing Round Awards, the rights to explore and develop the block 13/17 concession in the North Sea by the UK government.

On May 1, 2009, the Company received notification from the UK Department of Energy and Climate Change that this Secretary of State’s offer of this license in the 25th round had been withdrawn due to fact that they consider there to have been a material change in the circumstances relating to the Company having adequate funding arrangements already in place. Consequently, all costs incurred of $87,354 were written-off on the statement of operations and deficit for the year ended February 28, 2009.

Note 8 – Notes Payable

Notes payable at February 28, 2011 and 2010 consisted of:

	February 28,	February 28,
	2011	2010

Debentures payable	$4,412,333	$4,412,333
Promissory notes, net of discount	481,599	450,000
Loan agreement	450,000	450,000
Notes payable, related parties	196,468	-

	$5,540,400	$5,312,333

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 8 – Notes Payable (Continued)

Debentures Payable

Debentures payable consisted of the following at February 28, 2011 and 2010:

	February 28,	February 28,
	2011	2010

Convertible debentures payable	$3,500,000	$3,500,000
Liquidating damages	912,333	912,333
Financing costs	(75,545)	(75,545)
Amortization of financing costs	75,545	75,545

	$4,412,333	$4,412,333

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

Fox Petroleum, Inc. and Subsidiaries
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 8 – Notes Payable (Continued)

Debentures Payable (Continued)

(i)           Amended Debentures - $2,500,000 (Continued)

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

The warrants expired during the year ended February 28, 2011 and $2,987 was recorded as a credit to consulting fees.

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

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 8 – Notes Payable (Continued)

Debentures Payable (Continued)

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

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”.  At February 28, 2011, an amount of $912,333 (February 28, 2010 - $912,333) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

Included in accrued interest at February 28, 2011 is $800,000 (February 28, 2010 - $450,000) for accrued interest and redemption premiums on these debentures payable.

During the year period ended February 28, 2011 and the year ended February 28, 2010, the Company failed to make any of the required redemption payments on the New Debenture.  This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.

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

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 8 – Notes Payable (Continued)

Promissory Notes

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

On September 21, 2010 the Company was loaned $45,000 by the issuance of a promissory note to be paid on June 23, 2011.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the balance of principal outstanding at the rate of 8% per annum. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured and is convertible into shares of the Company’s restricted common stock at a conversion price equal to 58% of the average of the lowest three trading prices during the ten trading day period preceding the conversion date.

The Company recorded a beneficial conversion feature of $32,665 with respect to the loan at September 21, 2010 and has included in income amortization expense of $19,264 relating to the beneficial conversion feature during the year ended February 28, 2011, resulting in a net loan obligation of $31,599 at February 28, 2011.

Included in accrued interest at February 28, 2011 is $201,991 (February 28, 2010 - $144,100) for accrued interest on these notes payable.

Loan Agreement

On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement.  The principal and interest is to be paid on the earlier of (i) cash being available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) November 30, 2008.  This loan bears interest at 12% per annum, calculated annually.  The loan is secured by the Company’s assets.  As additional compensation for the loan, the Company issued to the lender 150,000 common shares of the Company.  The fair value of these shares was determined to be $514,500 based on the quoted market price of the shares on the date of issuance and was recorded as a financing fee on the consolidated statement of operations for the year ended February 28, 2009.  As at February 28, 2011, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Included in accrued interest at February 28, 2011 is $232,659 (February 28, 2010 - $163,598) for accrued interest on these notes payable.

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 8 – Notes Payable (Continued)

Notes Payable, Related Parties

On November 4, 2002, the Company’s wholly-owned subsidiary, 1536692 Ontario, Inc. (“Ontario”), received $144,583 (CAD$ 225,000) from a family member of the Company’s President and Chief Executive Officer, with which the Company purchased production equipment (Note 5).  Interest accrues at 6% compounded annually.  Principal and interest are payable on demand.  The promissory note is secured by the production equipment (Note 5), and any intangible assets developed or contract rights created by the Company in the future, pursuant to a General Security Agreement.

During the period July 15, 2010 (date of acquisition) through February 28, 2011, the Company issued 16,750,000 shares of its restricted common stock in conversion of $38,750 (CAD$ 37,939) of the notes payable at an average price of $0.045 per share, realizing a loss on the debt conversions of $715,650.  The balance outstanding at February 28, 2011 of these notes payable is $191,445, net of foreign currency translation adjustments (CAD$ 187,061).  Included in accrued interest at February 28, 2011 is $143,228 for accrued interest on these notes payable.

Ontario obtains advances from a family member of the Company’s President and Chief Executive Officer to provide operating capital when needed.  The advances are non-interest bearing and due on demand.  As of February 28, 2011, the Company owed the individual $5,023 (CAD$ 4,908), net of foreign currency translation adjustments.

Note 9 – Related Party Transactions

Prior to March 1, 2010, the Company’s previous officers provided consulting and management services to the Company as follows:

			November 4, 2004
			(Inception) to
	Year ended February 28,		February 28,
	2011	2010	2011

Consulting fees	$-	$-	$394,859
Management fees	-	528,725	1,331,798
Office and miscellaneous	-	-	7,000

	$-	$528,725	$1,733,657

Included in accounts payable and accrued liabilities at February 28, 2011 and 2010 is $1,070,732 owed to directors of the Company and companies with directors in common for expenses incurred on behalf of the Company and for unpaid management and consulting fees.  Management has deemed that these unpaid management and consulting fees are not payable due to the resignations of all of the officers and directors and has recognized $1,070,732 as income included in gain on recovery of payables for the year ended February 28, 2011.

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

The Company’s Board of Directors cancelled the above mentioned compensation policy effective March 1, 2010 and recognized the previous accrual of $65,347 for amounts owing to directors of the Company pursuant to this compensation policy as income included  in gain on recovery of payables for the year ended February 28, 2011.

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 9 – Related Party Transactions (Continued)

On July 15, 2010, the Company issued 1,750,000 shares of its restricted common stock in exchange for 100% of the outstanding capital stock of 1536692 Ontario, Inc., a Canadian Corporation, (“Ontario”) through a share exchange transaction to Mr. Jack Lieberman, the father of the Company’s President and Chief Executive Officer.

On August 16, 2010, the Company issued 1,831,752 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were values at the market price on the date of issuance of $0.035, or a total of $64,111.

Note 10 – Stockholders’ Deficit

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

Effective August 31, 2010, the Company amended its Articles of Incorporation increasing its authorized capital structure to 500,000,000 shares, consisting of 450,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

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

Fox Petroleum, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 10 – Stockholders’ Deficit (Continued)

On November 5, 2008, the Company entered into a subscription agreement with Carbon Energy Investments Limited (“Carbon Energy”) for the sale of 80,000,000 shares of common stock at a price of $0.50 per share for the aggregate price of $40,000,000. Carbon Energy agreed to pay for the shares as follows:

●	$15,000,000 on or before November 30, 2008 (later amended to December 12, 2008);
●	$15,000,000 on or before January 31, 2009; and
●	$10,000,000 on or before March 31, 2009.

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

The Company never received payment for the shares issued to Carbon and Carbon never completed on the sale of Alaska Oil & Gas.  As a result, the shares that were previously subscribed were cancelled during the year ended February 28, 2009 along with the agreements to purchase Alaska Oil & Gas.  The Company is currently reviewing its legal position and any associated remedies relating to the above.

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

The Company never received payment for the 52,000,000 shares issued to Carbon.  As a result, the shares that were previously subscribed were cancelled during the year ended February 28, 2011.

Acquisitions

On July 15, 2010, the Company issued 1,750,000 in exchange for 100% of the outstanding capital stock of 1536692 Ontario, Inc., a Canadian Corporation, (“Ontario”) through a share exchange transaction to Mr. Jack Lieberman, the father of the Company’s President and Chief Executive Officer (Note 6).

Debt Conversions

During the period July 15, 2010 (date of acquisition) through February 28, 2011, the Company issued 16,750,000 shares of its restricted common stock in conversion of $38,750 of notes payable at an average price of $0.045 per share.

Fox Petroleum, Inc. and Subsidiaries
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 10 – Stockholders’ Deficit (Continued)

Stock Issued for Services

During the year ended February 28, 2011, the Company issued 60,756,752 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock at the date of issuance for a total value of $3,459,612, or an average of $0.057 per share.

Common Stock Purchase Warrants

Changes in the Company’s common stock purchase warrants for the years ended February 28, 2011 and 2010 are as follows:

	February 28, 2011		February 28, 2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance at beginning of year	3,048,246	$2.53	3,048,246	$2.53

Warrants issued	-	$-	-	$-

Warrants exercised	-	$-	-	$-

Warrants expired	(1,048,246)	$7.34	-	$-

Balance at end of year	2,000,000	$0.001	3,048,246	$2.53

The remaining average life of the warrants at February 28, 2011 and 2010 was 2.66 and 2.61 years, respectively.

A finder's fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 5(e)) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.  As of February 28, 2011 these warrants had not been exercised and expired.  The fair value of the shares ($1,208) has been reflected as a credit to consulting fees for the year ended February 28, 2011.

A finder's fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 5(e) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192.6%; Dividend rate – 0%; and risk free interest rate is 1.0%.  As of February 28, 2011 these warrants had not been exercised and expired.  The fair value of the shares ($1,779) has been reflected as a credit to consulting fees for the year ended February 28, 2011.

Note 11 – Commitments

By agreements dated June 8, 2007, the Company agreed to pay three directors of the Company a total amount of $20,000 per month for an indefinite period for consulting and management services to the Company.  The agreements may be terminated at any time with cause and with three months’ notice without cause.  On October 19, 2007 two of these agreements were amended from $12,000 to £9,000 ($17,900) per month and from $5,000 per month to £7,000 ($13,900).  Effective June 1, 2008, these agreements were amended from £9,000 to £15,000 per month and from £7,000 to £12,500 per month. All other terms remained the same. Effective June 1, 2009, the agreement for £12,500 per month was terminated.  Effective March 1, 2010, the agreement for £15,000 per month was terminated.

Fox Petroleum, Inc. and Subsidiaries
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 11 – Commitments (Continued)

On May 8, 2008 the Company entered into a consulting agreement with Partners Consulting Inc. (“PCI”), a Florida Corporation, to introduce the Company to potential new investors. The consideration payable to PCI is warrants to purchase 50,000 shares of common stock due upon signing the agreement.  In addition, PCI will receive 6% of the gross proceeds from any potential financing, payable in cash and share purchase warrants equal to 6% of the gross proceeds.  In the event a financing is facilitated through an investment banker introduced by PCI, PCI will instead receive 3% of the gross proceeds, payable in cash and share purchase warrants equal to 3% of the gross proceeds.  All warrants will have a cashless exercise and will be priced at market value as of the date of the financing and with a minimum expiry period of three years. The consulting agreement was for a period of one year.

At February 28, 2011 and 2010, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $4,364, which was included in fees payable in stock and warrants at February 28, 2011 and 2010.  The fair value of these warrants was determined to be $7,344 at February 28, 2009 and, consequently an amount of $2,982 has been shown as a credit to consulting fees for the year ended February 28, 2010. These warrants are exercisable at $2.77 and will expire three years from the date of issuance.  The fair value of these warrants was determined using the Black Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.

On May 21, 2008, the Company signed a letter of commitment whereby the Company agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000 which has been accrued in accounts payable and accrued liabilities as at February 28, 2011 and 2010.  The Company also committed to enter into a well project management and integrated services contract for the management of a well program on the rig.  The Company is also obligated to pay a fee of 1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if the Company uses the rig, but not the integrated project management services. The Company also incurred and accrued penalties of $2,000,000 as compensation for lost revenues of the rig owners for its failure to fulfill its obligations under the rig provision contract and may be liable to pay up to an additional $2,000,000 for its share of additional costs incurred by the rig owners during the Company’s allotted rig slot.

This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at February 28, 2011 and 2010 as it is likely that will be incurred. A total of $12,910,000 was recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations during the year ended February 28, 2009.

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At February 28, 2008, the Company had not yet issued the shares due.  The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at February 28, 2010.  Due to the resignation of the officer, the fair value of the shares ($22,500) has been reflected as a credit to consulting fees for the year ended February 28, 2011.

During the year ended February 28, 2010, the Company recorded a recovery of $8,500 in consulting fees for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated November 17, 2007 as compensation to the members of the BOA.  An amount of $6,500 is included in fees payable in stock and warrants at February 28, 2010 for these shares.  Due to the termination of the BOA, the fair value of the shares ($6,500) has been reflected as a credit to consulting fees for the year ended February 28, 2011.

During the year ended February 28, 2010, the Company accrued $8,460 in consulting fees for the fair value of 11,000 common shares issuable to a former employee of the Company. This amount is included in fees payable in stock and warrants at February 28, 2010.  Due to the termination of the consulting agreement, the fair value of the shares ($8,460) has been reflected as a credit to consulting fees for the year ended February 28, 2011.

As of February 28, 2011, the Company has evaluated certain accrued expenses and accounts payable from prior years, primarily consisting of accrued salaries, consulting and management fees, and has determined that these amounts are no longer payable.  Accordingly, $3,184,620 has been recorded as a gain on recovery of payables for the year ended February 28, 2011.

Fox Petroleum, Inc. and Subsidiaries
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 12 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of February 28, 2011 and 2010, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the years ended February 28, 2011 and 2010:

	2011	2010

U.S. federal statutory rate	34%	34%
Valuation reserve	-34%	-34%

Total	0%	0%

As of February 28, 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the consolidated financial statements.  Tax positions include, but are not limited to, the following:

●	An allocation or shift of income between taxing jurisdictions;
●	The characterization of income or a decision to exclude reportable taxable income in a tax return; or
●	A decision to classify a transaction, entity or other position in a tax return as tax exempt.

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of February 28, 2011.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at February 28, 2011, and has not recognized interest and/or penalties in the statement of operations for either period.

Note 13 – Subsequent Events

On April 4, 2011 the Company issued 3,500,000 shares of its restricted common stock in conversion of $17,500 of notes payable at a market price of $0.01 per share.

On April 20, 2011 the Company issued 3,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services at a market price of $0.01 per share, or $30,000.

On April 20, 2011 the Company issued 2,000,000 shares of its restricted common stock to Mr. James Malloy, its Secretary and Treasurer, for services at a market price of $0.01 per share, or $20,000.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On approximately June 10, 2010, BDO CANADA LLP (“BDO”) resigned as the Company’s independent registered public accounting firm. The reports of BDO on the Company’s financial statements as of and for the periods ended February 28, 2009 and 2008 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principles.  However, the reports of BDO on the Company’s financial statements as of and for the years ended February 28, 2009 and 2008 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company incurred net losses since inception and existing uncertain conditions which the Company faces relative to its obtaining capital in the equity market.

On June 11, 2010, the Company engaged Larry O’Donnell CPA (“O’Donnell”) as its independent registered public accounting firm to audit the Company’s financial statements for the year ended February 28, 2010. The Company did not, during its two most recent fiscal years or in any subsequent interim period prior to engaging O’Donnell, consult with O’Donnell regarding:

(i)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements whereby a written report was provided to the Company or oral advice was provided that PSH concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On February 28, 2011, the Company was advised by the staff of the U.S. Securities and Exchange Commission that the Public Company Accounting Oversight Board’s (“PCAOB”) registration of O’Donnell had been revoked effective December 14, 2010.  The Staff advised the Company that, because of the license revocation, the Company cannot include any audit report prepared by O’Donnell in any of its filings with the Commission.

During the period from June 11, 2010 (the date O’Donnell was engaged by the Company) until the date of their dismissal on February 28, 2011, there (i) have been no disagreements between the Company and O’Donnell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of O’Donnell, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years and (ii) were no reportable events of the kind in Item 304(a)(1)(v) of Regulation S-K.

On July 18, 2011, the Company engaged Eugene M. Egeberg, CPA (“Egeberg”) as its independent registered public accounting firm to audit the Company’s financial statements for the year ended February 28, 2011 and 2010. The Company did not, during its two most recent fiscal years or in any subsequent interim period prior to engaging Egeberg, consult with Egeberg regarding:

(iii)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements whereby a written report was provided to the Company or oral advice was provided that Egeberg concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(iv)	any matter that was either the subject of a disagreement or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of February 28, 2011, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at February 28, 2011:

1.	Lack of independent directors to provide oversight in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.
Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

4.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
5.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt for its continued exploration activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

William Lieberman	32	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	6/9/2010

William MacNee	56	Chief Operating Officer and Director	5/5/2008	(1)

John Spense	61	Director	5/5/2008	(1)

Jeffrey Sternberg	66	Director	4/21/2009	(1)

(1) Resigned from all position effective August 9, 2010.

Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.  Officers hold their positions at the will of the Board of Directors, absent any employment agreement.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.  There is a family relationship among our directors and executive officers.

Biography of Directors and Officers

William Lieberman, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Mr. Lieberman has been our President/Chief Executive Officer and Treasurer/Chief Financial Officer and a member of our Board of Directors since June 9, 2010. Mr. Lieberman is a Chartered Financial Analyst Candidate, Level one at the CFA Institute in New York, and earned a Masters in Business Administration from Hult International Business School in Boston, MA, in 2007.  He has an extensive track record in international mining, metal, plastic and advertising sales. Mr. Lieberman was vice president of sales and development for Zapoint, Inc. in Boston Massachusetts. From 2005 through 2006, Mr. Lieberman was vice president of sales and development for Resource Polymers, Inc. in Toronto, Canada. During his tenure at Resource Polymers, Mr. Lieberman networked throughout Canada and internationally in global scrap markets, and provided arbitrage services to secondary metal and plastics markets. Mr. Lieberman was previously the president/chief executive officer and a member of the board of directors of Trilliant Resources Corporation, a publicly traded company on the OTC Bulletin Board.

William MacNee, Chief Operating Officer and Director

William MacNee has served as our chief operating officer and a director since May 5, 2008 until his resignation on August 9, 2010. He has a Ph.D. in electrical engineering and he has more than thirty years of international oil, gas, metals and minerals experience. Mr. MacNee has worked throughout North and South America, Western Africa, Eastern Siberia and extensively in Kazakhstan and Kyrgystan. He is skilled at project management, with knowledge in the areas of facilities planning, construction and implementation, gathering systems, process engineering and production operations planning and processing. From April 2006 to April 2008, Mr. MacNee was on contract to Petrofac International and was based in Eastern Siberia as their Operations Manager on the Kovytka gas field for the client TNKBP. From March 2003 to March 2006, he held the position of Project Manager for Arctic Construction International where he handled contracts in the Tengiz field for Chevron and also in the Kashagan oil field for the Northern Constructors Consortium.

Mr. MacNee received his Doctor of Science (Ph.D.) with Electrical Engineering Major at Concordia College and University, USA in July 2003.

John Spence, Director

Mr. Spence has served as a director since May 5, 2008 until his resignation on August 9, 2010. For 25 years he drilled locations across the United States as a contractor, consultant and for the second half of his career, as a senior manager and member of the Parker Drilling Company team. In the latter part of his career, he has worked in the international arena and in particular Russia and Eastern Europe with drilling operations in the Ukraine, Sakhalin and Kazakhstan. Since September 2006, he has been a consultant drilling manager of Ken Sary LLP – Kazakhstan. From March 2006 to September 2006, he was a consultant drilling manager of KKM – Kazakhstan. From August 2004 to January 2006, he was a consultant drilling manager of Uzpec – Uzbekistan. From September 1999 to May 2004, he was a consultant drilling manager of KKM – Kazakhstan.

Jeffrey Sternberg, Director

Mr. Sternberg has served as a director since April 21, 2009 until his resignation on August 9, 2010. Since the year 2000, Mr. Sternberg has been involved with investment advisory firms providing portfolio management and financial planning services to private and public companies. From approximately 2007 to current date, Mr. Sternberg has served as an analyst for Trafalgar Capital Advisors, LLC, an institutional investor (“Trafalgar”), where he is responsible for tracking and evaluating potential transactions and monitoring Trafalgar’s expenditures. From approximately 2004 to 2006, Mr. Sternberg served as the president of Advantage Capital Development Corporation, a small business development company (“Advantage Capital”), where he was primarily responsible for eliminating debt of client companies and managing Advantage Capital’s general operations.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them except: William Lieberman (2 late filings / 2 late transactions).

Code of Ethics

Effective April 17, 2008, we have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code

Committees of the Board of Directors

We do not have any separately-designated committees of the board. Audit committee functions are performed by William Lieberman, who also serves as an officer of the Company. Mr. Lieberman, our sole director, is not deemed independent. Mr. Lieberman is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engaged by Mr. Lieberman.

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

Auditors

Our principal independent accountant is Eugene M. Egeberg, CPA.

Item 11.        Executive Compensation.

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors.  Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.  Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors. Reasonable travel expenses are reimbursed.

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as Fox Petroleum, Inc.’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of February 28, 2011.

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
		$	$	$	$	$

William Lieberman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (1)	2011	-	-	64,111	-	64,111

Richard Moore, Former President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer (2)	2011 2010	- -	- -	- -	- -	- -

William MacNee, Chief Operating Officer (3)	2011 2010	- -	- -	- -	- -	- -

(1)	Mr. William Lieberman was appointed as President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director on June 9, 2010.
(2)	Mr. Richard Moore resigned from all positions held on June 9, 2010.
(3)	Nr. William MacNee resigned as Chief Operating Officer on August 9, 2010.

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of the year.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the common stock as of February 28, 2011, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name of Beneficial Owner (2)	Title of Stock Class	Shares Beneficially Owned	Percent of Class (1)

William Lieberman (4) (5)	Common Stock	1,831,752	1.64%

Trafalgar Capital Specialized Investment Fund (3)	Common Stock	17,700,000	15.81%

All Directors and Officers as a Group	Common Stock	1,831,752	1.64%

(1)	The percentage of common stock is calculated based upon 111,924,927 shares issued and outstanding as of February 28, 2011.

(2)	Unless other wise indicated, the address of each person listed is c/o Fox Petroleum, Inc., 545 Eighth Avenue, Suite 401, New York, NY 10018

(3)
The address of Trafalgar Capital Specialized Investment Fund is 43 Boulevard Prince Henri, L-1724 Luxembourg, RCS Luxembourg B 125117.  Amount includes warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.001.

(4)	Indicates director.

(5)	Indicates officer.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

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

Jack Lieberman

As described in Item I, Part I of this Annual Report on Form 10-K, on December 15, 2009, the Company acquired 100% of the outstanding capital stock of 1536692 Ontario, Inc (“Ontario”).  The capital stock of Ontario was acquired from Mr. Jack Lieberman, the father of the Company’s President, Chief Executive Officer and Director, in exchange for a total of 1,750,000   restricted shares of the Company’s common stock.

Richard Bullock

Richard Bullock was our chairman and director from June 8, 2007 to May 1, 2008 and owned 4,000,000 shares of our common stock as of February 28, 2010 .

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

EuroEnergy Growth Capital S.A.

EuroEnergy Growth Capital S.A. owned 1,028,245 shares of our common stock. For information regarding our transactions with EuroEnergy Growth Capital S.A., please see “Item 6. Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.”

Trafalgar Capital Specialized Investment Fund

Trafalgar Capital Specialized Investment Fund owns 17,700,000 shares of our common stock and warrant to purchase 2,000,000 shares of our common stock. For information regarding our transactions with Trafalgar, please see “Item 1. Business.” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Carbon Energy Investments Limited

Carbon Energy Investments Limited owned 32,000,000 shares of our common stock under a subscription agreement.  As the subscription amount was never paid, the shares were cancelled and returned to the treasury in March 2010.  For information regarding our transactions with Carbon Energy, please see “Item 1. Business.”

Libertas Capital Ventures Limited

Libertas Capital Ventures Limited owned 20,000,000 shares of our common stock under a subscription agreement.  As the subscription amount was never paid, the shares were cancelled and returned to the treasury in March 2010.  For information regarding our transactions with Libertas Capital Ventures, please see “Item 1. Business.”

Director Independence

Our board of directors is presently composed of one director, William Lieberman.  Accordingly, we currently have no independent directors.

Item 14.          Principal Accounting Fees and Services.

Audit Fees

On June 11, 2010, the Company replaced BDO CANADA LLP and engaged Larry O’Donnell, CPA as its independent registered public accounting firm as of and for the year ended February 28, 2010.  The change in independent registered public accounting firm is not the result of any disagreement with BDO CANADA LLP.

On July 18, 2011, the Company replaced Larry O’Donnell, CPA and engaged Eugene M. Egeberg, CPA as its independent registered public accounting firm as of and for the year ended February 28, 2011.  The change in independent registered public accounting firm is not the result of any disagreement with Larry O’Donnell, CPA.

	2011 (1)	2010

Audit fees	$15,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

	$15,000	$-

(1) Includes estimated fees to be billed in 2012 for fiscal 2011.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the consolidated financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent public accountants in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements and the financial statements of our subsidiaries that were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by our independent public accountants and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

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

PART IV

Item 15.                       Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on August 19, 2005)
3.2
Certificate of change filed with the Secretary of State of Nevada on January 2, 2007 and which is effective on January 11, 2007 (incorporated by reference to an exhibit to our current report on Form 8- K filed on January 12, 2007)

3.3	Article of Merger filed with the Secretary of State of Nevada on January 11, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 7, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on April 4, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 21, 2008)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to our current report on Form 8- K filed on April 30, 2008)
3.6	Certificate of Amendment filed with the Secretary of State of Nevada on August 31, 2011 (incorporated by reference to an exhibit to our current report on Form 8-K filed on September 10, 2011)
10.1	Private Placement Subscription Agreement dated February 23, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 1, 2007)
10.2	Lease Purchase and Sale Agreement dated May 29, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 31, 2007)
10.3	Share Issuance Agreement dated May 17, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 1, 2007)
10.4	Farm-In Agreement dated June 8, 2007 (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.5	Employment Agreement dated June 11, 2007 (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.6	Escrow Agreement dated June 8, 2007 (incorporated by reference to an exhibit to our annual report on Form 10-KSB filed on June 13, 2007)
10.7	Consulting Agreement dated June 12, 2007 (incorporated by reference to an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.8	Consulting Agreement dated June 12, 2007 (incorporated by reference to an exhibit to our annual report on Form 10- KSB filed on June 13, 2007)
10.9	Subscription Agreement between Trius Energy, LLC and our company (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 19, 2007)

Exhibit No.	Description
10.10	Amendment to Employment Agreement dated October 19, 2007 (incorporated by reference to an exhibit to our quarterly report on Form 10-QSB filed on October 22, 2007)
10.11	Amendment to Consulting Agreement dated October 19, 2007 (incorporated by reference to an exhibit to our quarterly report on Form 10-QSB filed on October 22, 2007)
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

10.59	Letter Agreement with Carbon Energy Investments Limited dated December 10, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 7, 2009)

Exhibit No.	Description
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

10.72
Share Exchange Agreement dated July 15, 2010 between Fox Petroleum, Inc., 1536692 Ontario, Inc. and the shareholders of 1536692 Ontario, Inc. (incorporated by reference to an exhibit in our current report on Form 8-K filed July 19, 2010.

10.73
Share Exchange Agreement dated July 15, 2010 between Fox Petroleum, Inc., Resource Polymers, Inc. and the shareholders of Resource Polymers, Inc. (incorporated by reference to an exhibit in our current report on Form 8-K filed July 19, 2010.

31.1	Rule 13a-14(a) Certification by the Principal Executive and Financial Officer (*)
32.1	Certification by the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ William Lieberman	August 9, 2011
William Lieberman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William Lieberman	August 9, 2011
William Lieberman, Director	Date