Form 10-Q/A
period 2011-05-31
FOX PETROLEUM INC.
filed 2011-08-19
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 to
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 000-52721

Fox Petroleum Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1885936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

545 Eighth Avenue, Suite 401 New York, NY	10018
(Address of principal executive offices)	(Zip Code)

(212) 560-5195
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.           Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

As of as of July 19, 2010 the registrant had 34,418,245 shares of its Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

Fox Petroleum Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process.  This error and the related adjustments resulted in an understatement of net income of $412,943 for the three months ended May 31, 2010 and the overstatement of $396,943 of deficits accumulated during the development stage, and the understatement of $117,557 of total current liabilities, as of May 31, 2010 as reported in the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended May 31, 2010, which was originally filed with the SEC on July 28, 2010. The restatement is discussed in more detail in Note 1 to the “Consolidated Financial Statements” contained in this Amendment No. 2.

FOX PETROLEUM INC.
FORM 10-Q
MAY 31, 2010
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of May 31, 2010 (unaudited) and February 28, 2010
Consolidated Statements of Operations for the Three Months Ended May 31, 2010 and 2009 and for the Period November 4, 2004 (Inception) to May 31, 2010 (unaudited)
Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2010 and 2009 and for the Period November 4, 2004 (Inception) to May 31, 2010 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed & Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	May 31,	February 28,
	2010	2010
	Restated	Restated
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Oil and gas interests	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$17,602,548	$17,602,548
Accrued interest	875,255	757,698
Notes payable	5,312,333	5,312,333
Total current liabilities	23,790,136	23,672,579

Fees payable in stock and warrants	44,461	44,461

Stockholders' deficit
Common stock, $.001 par value, 90,000,000 shares authorized,
32,668,245 and 84,818,245 shares issued and outstanding
at May 31, 2010 and February 28, 2010, respectively	32,668	84,818
Additional paid-in capital	18,475,045	44,937,395
Subscriptions receivable	-	(26,000,000)
Deficit accumulated during the development stage	(42,342,310)	(42,739,253)
Total stockholders' deficit	(23,834,597)	(23,717,040)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
			For the Period
			November 4, 2004
			(Inception) to
	For the Three Months May 31,		May 31,
	2010	2009	2010
	Restated		Restated

Sales revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	-	329,533	4,255,447
Consulting fees	-	86,657	755,239
Finance Fees	(514,500)	4,870,617	9,198,304
Impairment of oil and gas assets	-	-	10,046,683
Loss on failure to perform obligations under
oil and gas commitments	-	-	12,910,000
Management fees	-	188,956	1,380,186
Total operating expenses	(514,500)	5,475,763	38,545,859

Income (loss) from operations	514,500	(5,475,763)	(38,545,859)

Other income (expense):
Gain on recovery of VAT receivable	-	-	78,451
Gain on recovery of payables	-	-	125,143
Interest and other income	-	-	9,986
Interest expense	(117,557)	(106,997)	(1,434,539)
Accretion of convertibe note discounts	-	-	(2,575,492)
Total other income (expense)	(117,557)	(106,997)	(3,796,451)

Income (loss) before income taxes	396,943	(5,582,760)	(42,342,310)

Provision for income taxes	-	-	-

Net income (loss)	$396,943	$(5,582,760)	$(42,342,310)

Net income (loss) per share - basic and diluted	$0.01	$(0.20)

Weighted average number of shares
outstanding - Basic and Diluted	33,235,093	27,763,897

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries (A Development Stage Company) Consolidated Statements of Cash Flows
			For the Period
			November 4, 2004
			(Inception) to
	For the Three Months Ended May 31,		May 31,
	2010	2009	2010
	Restated		Restated
Cash flows from operating activities:
Net income (loss)	$396,943	$(5,582,760)	$(42,342,310)
Adjustments to reconcile net income (loss) to net cash from in operations:
Donated services and rent	-	-	21,000
Accretion of convertible debt discount	-	-	2,575,492
Fees payable in stock and warrants	-	2,090	37,087
Finance fees paid in stock and warrants	(514,500)	4,870,617	7,755,794
Gain on settlement of accounts payable	-	-	(125,143)
Impairment of oil and gas assets	-	-	10,046,683
Gain of VAT receivable written off	-	-	(78,451)
Changes in operating assets and liabilities:
VAT Refund and other recivables	-	17,824	78,451
Accounts payable and accrued expenses	-	580,397	18,291,988
Accrued interest	117,557	106,997	845,196
Net cash used in operating activities	-	(4,835)	(2,894,213)

Cash flows from investing activities:
Proceeds (investment) in oil and gas interests	-	20,000	(7,702,687)
Decrease (increase) in restricted cash	-	5,468	-
Net cash provided by investing activities	-	25,468	(7,702,687)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from issuance of notes payable	-	-	4,400,000
Advances from related parties		-	34,000
Repayments of advances from related parties	-	(16,500)	(34,000)
Net cash from (used in) financing activities	-	(16,500)	10,596,900

Net increase in cash	-	4,133	-

Cash at beginning of period	-	737	-

Cash at end of period	$-	$4,870	$-

See accompanying notes to unaudited consolidated financial statements.
Continued on next page

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			For the Period
			November 4, 2004
			(Inception) to
	For the Three Months Ended May 31,		May 31,
	2010	2009	2010
	Restated		Restated
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$16,667

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Cancellation subscriptions for 52,000,000 shares of common stock	$26,000,000	$-	$26,000,000

Benefical conversion feature on convertible debt	$-	$-	$2,575,492

Issuance of 52,000,000 common stock subscriptions	$-	$-	$26,000,000

Issuance of 4,080,000 shares of common stock
for oil and gas interests	$-	$-	$1,965,702

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements

The Company restated its previously issued unaudited consolidated financial statements included in the Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended May 31, 2010 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net income of $412,943 for the three months ended May 31, 2010 and the overstatement of $396,943 of deficits accumulated during the development stage, and the understatement of $117,557 of total current liabilities. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

	May 31, 2010
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets
Cash	$-	$-	$-
Total current assets	-	-	-

Oil and gas interests	-	-	-

Total assets	$-	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,360,246	$(757,698)	$17,602,548
Accrued interest	-	875,255	875,255
Notes payable	5,312,333	-	5,312,333
Total current liabilities	23,672,579	117,557	23,790,136

Fees payable in stock and warrants	44,461	-	44,461

Stockholders' deficit
Common stock	84,818	(52,150)	32,668
Additional paid-in capital	44,937,395	(26,462,350)	18,475,045
Subscriptions receivable	(26,000,000)	26,000,000	-
Deficit accumulated during the development stage	(42,739,253)	396,943	(42,342,310)
Total stockholders' deficit	(23,717,040)	(117,557)	(23,834,597)

Total liabilities and stockholders' deficit	$-	$-	$-

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

	Three Months ended May 31, 2010
	As previously		As
	reported	Adjustments	restated

Sales revenue	$-	$-	$-

Operating expenses:
Consulting fees	16,000	(16,000)	-
Finance Fees	-	(514,500)	(514,500)
Total operating expenses	16,000	(530,500)	(514,500)

Income (loss) from operations	(16,000)	530,500	514,500

Other income (expense):
Interest expense	-	(117,557)	(117,557)
Total other income (expense)	-	(117,557)	(117,557)

Income (loss) before income taxes	(16,000)	412,943	396,943

Provision for income taxes	-	-	-

Net income (loss)	$(16,000)	$412,943	$396,943

Net income (loss) per share - basic and diluted	$(0.00)		$0.01

Weighted average number of shares
outstanding - Basic and Diluted	24,063,670	9,171,423	33,235,093

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows

Three Months ended May 31, 2010
	As previously		As
	reported	Adjustments	restated

Cash flows from operating activities:
Net loss	$-	$396,943	$396,943
Adjustments to reconcile net income (loss) to
net cash used in operations:
Finance fees paid in stock and warrants	-	(514,500)	(514,500)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-	-
Accrued interest	-	117,557	117,557
Net cash used in operating activities	-	-	-

Cash flows from investing activities:
Proceeds (investment) in oil and gas interests	-	-	-
Decrease (increase) in restricted cash	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-
Proceeds from issuance of notes payable	-	-	-
Net cash from financing activities	-	-	-

Net increase in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

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

As a result of the change in management, the Company is re-evaluating its current oil and gas assets and its long-term business strategy.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2010 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on June 14, 2010.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 2 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had no cash and an accumulated deficit during the development stage of $42,342,310 at May 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company’s to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates in the accompanying unaudited consolidated financial statements include the valuation of share-based payments and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Fox Petroleum Inc. and its wholly-owned subsidiaries, Fox Petroleum (Alaska) Inc. and Fox Energy Exploration Limited.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2009 balance sheet, statement of operations, and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2010 and February 28, 2010, respectively, the Company had no cash equivalents.

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

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has incurred $17,000 of exploration and acquisition costs and $0 of development costs from inception through May 31, 2010.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2010. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include amounts due from affiliate, accounts payable and accrued expenses and amounts due to officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with ASC Topic 605, “Revenue Recognition”   (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized when the products are received and accepted by the customer.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

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

The Company has not adopted a stock option plan and has not granted any stock options as of May 31, 2010.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of May 31, 2010.

Foreign Currency Translation

The unaudited consolidated financial statements are presented in United States dollars.  In accordance with ASC 830 ‘‘Foreign Currency Matters’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.  Translation adjustments are included in Accumulated Other Comprehensive Income (Loss).

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of May 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of May 31, 2010.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to May 31, 2010 through the date these financial statements were issued.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 4 – Oil and Gas Interests

The Company has oil and gas interests in the North Sea and the United States and has not yet determined whether these properties contain reserves that are economically recoverable. Oil and gas interests consisted of the following at May 31, 2010 and February 28, 2010:

	May 31 and February 28, 2010
	United	United
	States	Kingdom	Total

Unproved properties:
acquistion costs	$3,701,871	$23,439	$3,725,310
exploration costs	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372

Less: Write-down of oil & gas interests	(5,938,576)	(4,108,107)	(10,046,683)
Less: Incidental revenue	(110,689)	-	(110,689)

	$-	$-	$-

The Company is currently re-evaluating the feasibility of continued exploration of its interests in the North Sea and the United States.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 4 – Oil and Gas Interests (Continued)

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 4 – Oil and Gas Interests (Continued)

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 4 – Oil and Gas Interests (Continued)

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

25 th Round License Blocks 13/17 & 210/20e, United Kingdom

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

Note 5 – Notes Payable

Notes payable at May 31 and February 28, 2010 consisted of:

	May 31,	February 28,
	2010	2010

Debentures payable	$4,412,333	$4,412,333
Promissory notes	450,000	450,000
Loan agreement	450,000	450,000

	$5,312,333	$5,312,333

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 5 – Notes Payable (Continued)

Debentures Payable

Debentures payable consisted of the following at May 31 and February 28, 2010:

	May 31,	February 28,
	2010	2010

Convertible debentures payable	$3,500,000	$3,500,000
Liquidating damages	912,333	912,333
Financing costs	(75,545)	(75,545)
Amortization of financing costs	75,545	75,545

	$4,412,333	$4,412,333

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

In consideration for the holder's agreement to extend the maturity date of the original convertible debt from October 24, 2008 to April 30, 2009, the Company cancelled the original 500,000 warrants issued in connection with the Original Debenture and replaced them with 2,000,000 warrants with a term of 5 years and a decreased exercise price of $0.001 .

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 5 – Notes Payable (Continued)

Debentures Payable (Continued)

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

(i)           Amended Debentures - $2,500,000 (Continued)

The Company was required to pay to the investor at closing of the Original Agreements: $17,500 in legal costs, a $10,000 due diligence fee, a 7% commitment fee and a 2% facility fee, 500,000 share purchase warrants and 200,000 shares of common stock.  Finder’s fees of $150,000 and 52,265 share purchase warrants were paid to Partners Consulting in connection with the Original Agreements pursuant to a finder agreement dated February 15, 2008.  This amount is included in fees payable in stock and warrants at May 31, 2010 and February 28, 2010.  The warrants expire three years from the date of issuance.

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

As at May 31, 2010, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 5 – Notes Payable (Continued)

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

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”.  At May 31, 2010, an amount of $912,333 (February 28, 2010 - $912,333) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

Included in accrued interest at May 31, 2010 is $537,500 (February 28, 2010 - $450,000) for accrued interest and redemption premiums on these debentures payable.

During the three months ended May 31, 2010 and the year ended February 28, 2010, the Company failed to make any of the required redemption payments on the New Debenture.  This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 5 – Notes Payable (Continued)

Promissory Notes

On April 2, 2008 the Company was loaned $250,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the Company, or (ii) April 1, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As at May 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

On May 6, 2008 the Company was loaned $150,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 1, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly.  Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As at May 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

On May 23, 2008 the Company was loaned $50,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 23, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As at May 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Included in accrued interest at May 31, 2010 is $157,657 (February 28, 2010 - $144,100) for accrued interest on these notes payable.

Loan Agreement

On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement.  The principal and interest is to be paid on the earlier of (i) cash being available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) November 30, 2008.  This loan bears interest at 12% per annum, calculated annually.  The loan is secured by the Company’s assets.  As additional compensation for the loan, the Company issued to the lender 150,000 common shares of the Company.  The fair value of these shares was determined to be $514,500 based on the quoted market price of the shares on the date of issuance and was recorded as a financing fee on the consolidated statement of operations for the year ended February 28, 2009.  As at May 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Included in accrued interest at May 31, 2010 is $180,098 (February 28, 2010 - $163,598) for accrued interest on these notes payable.

Note 6 – Related Party Transactions

Included in accounts payable and accrued liabilities at May 31, 2010 and February 28, 2010 is $1,070,732 owed to directors of the Company and companies with directors in common for expenses incurred on behalf of the Company and for unpaid management and consulting fees.

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.  These amounts were due to the director of the Company and a company controlled by a director of the Company.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 6 – Related Party Transactions (Continued)

Effective May 6, 2008, the Company adopted a compensation policy for its directors pursuant to which the Company will compensate each director, as follows:

i)           a fee of $1,000 per month;
ii)          1,000 restricted shares of the common stock of the Company per month;
iii)         a fee of $1,000 per each quarterly board meeting attended.

Note 7 – Stockholders’ Deficit

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 7 – Stockholders’ Deficit (Continued)

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

The Company never received payment for the 52,000,000 shares issued to Carbon.  As a result, the shares that were previously subscribed were cancelled during the three months ended May 31, 2011.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 7 – Stockholders’ Deficit (Continued)

Common Stock Purchase Warrants

Changes in the Company’s common stock purchase warrants for the three months ended May 31, 2010 and the year ended February 28, 2010 are as follows:

	Three months ended		Year ended
	February 28, 2011		February 28, 2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance at beginning of period	3,048,246	$2.53	3,048,246	$2.53

Warrants issued	-	$-	-	$-

Warrants exercised	-	$-	-	$-

Warrants expired	(77,358)	$6.65	-	$-

Balance at end of period	2,970,888	$1.91	3,048,246	$2.53

The remaining average life of the warrants at May 31, 2010 and February 28, 2010 was 2.71 and 2.61 years, respectively.

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

Note 8 – Commitments

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 8 – Commitments (Continued)

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

At May 31, 2010 and February 28, 2010, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $4,364, which was included in fees payable in stock and warrants at May 31, 2010 and February 28, 2010.  The fair value of these warrants was determined to be $7,344 at February 28, 2009 and, consequently an amount of $2,982 has been shown as a credit to consulting fees for the year ended February 28, 2010. These warrants are exercisable at $2.77 and will expire three years from the date of issuance.  The fair value of these warrants was determined using the Black Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.

On May 21, 2008, the Company signed a letter of commitment whereby the Company agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000 which has been accrued in accounts payable and accrued liabilities as at May 31 and February 28, 2010.  The Company also committed to enter into a well project management and integrated services contract for the management of a well program on the rig.  The Company is also obligated to pay a fee of 1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if the Company uses the rig, but not the integrated project management services. The Company also incurred and accrued penalties of $2,000,000 as compensation for lost revenues of the rig owners for its failure to fulfill its obligations under the rig provision contract and may be liable to pay up to an additional $2,000,000 for its share of additional costs incurred by the rig owners during the Company’s allotted rig slot.

This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at February 28, 2011 and 2010 as it is likely that will be incurred. A total of $12,910,000 was recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations during the year ended February 28, 2009.

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At February 28, 2008, the Company had not yet issued the shares due.  The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at May 31 and February 28, 2010.

During the year ended February 28, 2010, the Company recorded a recovery of $8,500 in consulting fees for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated November 17, 2007 as compensation to the members of the BOA.  An amount of $6,500 is included in fees payable in stock and warrants at May 31 and February 28, 2010 for these shares.

During the year ended February 28, 2010, the Company accrued $8,460 in consulting fees for the fair value of 11,000 common shares issuable to a former employee of the Company. This amount is included in fees payable in stock and warrants at May 31 and February 28, 2010

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 9 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of May 31, 2010 and February 28, 2010, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the three months ended May 31, 2010 and 2009:

	2010	2009
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of May 31, 2010, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the consolidated financial statements.  Tax positions include, but are not limited to, the following:

•	An allocation or shift of income between taxing jurisdictions;
•	The characterization of income or a decision to exclude reportable taxable income in a tax return; or

•	A decision to classify a transaction, entity or other position in a tax return as tax exempt.

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of May 31, 2010.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at May 31, 2010, and has not recognized interest and/or penalties in the statement of operations for either period.

Note 8 – Subsequent Events

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
(unaudited)

Note 8 – Subsequent Events (Continued)

On July 15, 2010, the Company issued 1,750,000 in exchange for 100% of the outstanding capital stock of 1536692 Ontario, Inc., a Canadian Corporation, (“Ontario”) through a share exchange transaction to Mr. Jack Lieberman, the father of the Company’s President and Chief Executive Officer.

On July 15, 2010, the Company entered into a Share Exchange Agreement (the “Resource Share Exchange Agreement”) with Resource Polymers Inc. (“Resource”), a Canadian corporation, and the shareholders of Resource to acquire 100% of the capital stock of Resource.  As of the date of this report, the acquisition has not been completed as Resource has not satisfied its conditions precedent to closing the exchange.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

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

Plan of Operation

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

As a result of the change in management, the Company is re-evaluating its current oil and gas assets and its long-term business strategy.  The majority of fiscal year 2011 will be dedicated to restructuring the management and direction of the Company and developing a revised business strategy including identifying potential acquisition targets.  A substantial portion of fiscal year ended February 28, 2010 was dedicated to the North Slope and Cook Inlet projects. As of May 31, 2010, our cash and cash equivalents were $-0-.

We have no access to capital to repay our debt or fund our current or ongoing operations. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. We will need additional further advances and issuance of debt instruments to fund our operations over the next nine months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to acquisition of further interests in oil and gas assets or other acquisitions. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations

For the Three Months Ended May 31, 2010 and 2009

Revenues

The Company had no revenues for the three months ended May 31, 2010 and 2009.

Operating Expenses

For the three months ended May 31, 2010, our operating expenses were $(514,500) compared to $5,475,763 for the three months ended May 31, 2009, representing a decrease of $5,990,263.  The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses of $329,533 (reflecting our decrease in operating activity and changes in management structure), decrease in consulting fees of $86,657, decrease in finance fees of $5,385,117 and decrease in management fees of $188,956.

During the three months ended May 31, 2010, we incurred interest expense of $117,557 compared to $106,997 in the same period of 2009.

Net Loss

For the period from November 4, 2004 (date of inception) to May 31, 2010, we have incurred an accumulated loss of $42,342,310.

Liquidity and Capital Resources

Overview

For the three months ended May 31, 2010, we did not incur any cash expenses as we did not generate any funds from financing activities.

Liquidity and Capital Resources during the three months ended May 31, 2010 compared to the three months ended May 31, 2009

As of May 31, 2010, the Company had no cash and a deficit in working capital of $23,790,136.  The Company generated no cash flow from operations for the three months ended May 31, 2010. The Company used cash of $4,835in operating activities during the three months ended May 31, 2009.

No cash flows were generated from investing or financing activities for the three months ended May 31, 2010.  Cash provided by investing activities was $25,468 for the three months ended May 31, 2009 primarily due to proceeds received from oil and gas assets and a reduction in restricted cash.  Cash used in financing activities was $16,500 for the three months ended May 31, 2009 due to repayments of advances to related parties.

We will require additional financing during the current fiscal year in order to pay certain general and administrative costs while we re-evaluate our business strategy.  We presently do not have sufficient financing to enable us to complete these activities and will require additional financing or loans or advances from our management and shareholders. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended February 28, 2010 regarding concerns about our ability to continue as a going concern. Our unaudited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. The Company has conducted private placements of its common stock and has issued notes payable, which have generated funds to satisfy the initial cash requirements of its planned exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Our significant accounting policies are summarized in Note 3 of our financial statements. While all of these significant accounting policies impact the Company’s consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. We believe that the estimates and assumptions that are most important to the portrayal of our consolidated financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for mineral property costs, impairment of long-lived assets, income taxes and stock-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future consolidated financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

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

Other than the above disclosure, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010, filed with the SEC on June 14, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ William Lieberman	August 19, 2011
President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)	Date