Form 10-Q/A
period 2010-08-31
FOX PETROLEUM INC.
filed 2011-09-29
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 to
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of as of November 23, 2010 the registrant had 110,924,997 shares of its Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

Fox Petroleum Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to reflect the effects of accounting and reporting errors, and to record the acquisition of its wholly-owned subsidiary, resulting from a deficiency in its accounting and financial statement preparation process.  This error and the related adjustments resulted in understatements of net loss of $1,847,504 and $1,466,561 for the three and six months ended August 31, 2010, respectively, and the understatement of $1,466,561 of deficits accumulated during the development stage, and the understatement of $578,173 of total current liabilities, as of August 31, 2010 as reported in the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2010, which was originally filed with the SEC on October 20, 2010. The restatement is discussed in more detail in Note 1 to the “Consolidated Financial Statements” contained in this Amendment No. 2.

For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. However, "Part I—Item 1. Financial Statements," "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I—Item 4. Controls and Procedures", "Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds", and "Part II—Item 6. Exhibits" are the only sections in which revisions to the Original Filing have been made. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 2.

FOX PETROLEUM INC.
FORM 10-Q
AUGUST 31, 2010
INDEX

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	Consolidated Balance Sheets as of August 31, 2010 (unaudited) and February 28, 2010	3
	Consolidated Statements of Operations for the Three and Six Months Ended August 31, 2010 and 2009 and for the Period November 4, 2004 (Inception) to August 31, 2010 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2010 and 2009 and for the Period November 4, 2004 (Inception) to August 31, 2010 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1.A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	(Removed & Reserved)	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	August 31,	February 28,
	2010	2010
	Restated	Restated
	(unaudited)
ASSETS

Current assets
Cash	$6	$-
Total current assets	6	-

Property and equipment, net	43,428	-

Total assets	$43,434	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$17,602,548	$17,602,548
Accrued interest	993,654	757,698
Accrued interest, related parties	123,819	-
Due to officer	-	-
Notes payable	5,312,333	5,312,333
Notes payable, related parties	218,398	-
Total current liabilities	24,250,752	23,672,579

Fees payable in stock and warrants	44,461	44,461

Stockholders' deficit
Common stock, $.001 par value, 90,000,000 shares authorized,
68,249,997 and 84,818,245 shares issued and outstanding
at August 31, 2010 and February 28, 2010, respectively	68,250	84,818
Additional paid-in capital	19,879,825	44,937,395
Subscriptions receivable	-	(26,000,000)
Accumulated other comprehensive income (loss)	5,960	-
Deficit accumulated during the development stage	(44,205,814)	(42,739,253)
Total stockholders' deficit	(24,251,779)	(23,717,040)

Total liabilities and stockholders' deficit	$43,434	$-

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries (A Development Stage Company) Consolidated Statements of Operations (unaudited)
					For the Period
					November 4, 2004
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2010	2009	2010	2009	2010
	Restated		Restated		Restated

Sales revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	1,345,800	130,559	1,345,800	460,092	5,601,247
Consulting fees	-	24,917	-	111,574	755,239
Finance Fees	-	198,013	(514,500)	5,068,630	9,198,304
Impairment of oil and gas assets	-	-	-	-	10,046,683
Loss on failure to perform obligations under
oil and gas commitments	-	-	-	-	12,910,000
Management fees	-	127,377	-	316,333	1,380,186
Total operating expenses	1,345,800	480,866	831,300	5,956,629	39,891,659

Loss from operations	(1,345,800)	(480,866)	(831,300)	(5,956,629)	(39,891,659)

Other income (expense):
Gain on recovery of VAT receivable	-	-	-	-	78,451
Gain on recovery of payables	-	125,143	-	125,143	125,143
Interest and other income	-	-	-	-	9,986
Interest expense	(120,129)	(84,651)	(237,686)	(191,648)	(1,554,668)
Impairment of Goodwill	(397,575)	-	(397,575)	-	(397,575)
Accretion of convertible note discounts	-	-	-	-	(2,575,492)
Total other income (expense)	(517,704)	40,492	(635,261)	(66,505)	(4,314,155)

Loss before income taxes	(1,863,504)	(440,374)	(1,466,561)	(6,023,134)	(44,205,814)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,863,504)	$(440,374)	$(1,466,561)	$(6,023,134)	$(44,205,814)

Net loss per share - basic and diluted	$(0.05)	$(0.01)	$(0.04)	$(0.26)

Weighted average number of shares
outstanding - Basic and Diluted	35,980,487	32,818,245	34,607,790	22,791,071

Net loss	$(1,863,504)	$(440,374)	$(1,466,561)	$(6,023,134)	$(44,205,814)

Foreign currency translation gain (loss)	15,721	-	15,721	-	15,721

Total Comprehensive loss	$(1,847,783)	$(440,374)	$(1,450,840)	$(6,023,134)	$(44,190,093)

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			For the Period
			November 4, 2004
			(Inception) to
	For the Six Months Ended August 31,		August 31,
	2010	2009	2010
	Restated		Restated
Cash flows from operating activities:
Net loss	$(1,466,561)	$(6,023,134)	$(44,205,814)
Adjustments to reconcile net loss to net cash from (used in) operations:
Donated services and rent	-	-	21,000
Depreciation	1,686	-	1,686
Accretion of convertible debt discount	-	-	2,575,492
Fees payable in stock and warrants	-	(3,022)	37,087
Finance fees paid in stock and warrants	(514,500)	4,639,297	7,755,794
Gain on settlement of accounts payable	-	(125,143)	(125,143)
Impairment of oil and gas assets	-	-	10,046,683
Impairment of goodwill	397,575	-	397,575
Gain of VAT receivable written off	-	-	(78,451)
Stock issued for services	1,344,112	-	1,344,112
Changes in operating assets and liabilities:
VAT Refund and other recivables	-	157,718	78,451
Accounts payable and accrued expenses	-	1,176,555	18,291,988
Accrued interest	235,956	191,648	963,595
Net cash from (used in) operating activities	(1,732)	13,919	(2,895,945)

Cash flows from investing activities:
Cash acquired from acquisitions	9	-	9
Proceeds (investment) in oil and gas interests	-	20,000	(7,702,687)
Decrease (increase) in restricted cash	-	5,468	-
Net cash from (used in) investing activities	9	25,468	(7,702,678)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from issuance of notes payable	-	-	4,400,000
Advances from related parties		-	34,000
Repayments of advances from related parties	-	(32,000)	(34,000)
Net cash from (used in) financing activities	-	(32,000)	10,596,900

Effect of exchange rate changes on cash	1,729	-	1,729

Net increase in cash	6	7,387	6

Cash at beginning of period	-	737	-

Cash at end of period	$6	$8,124	$6

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries (A Development Stage Company) Consolidated Statements of Cash Flows (Continued) (unaudited)

			For the Period
			November 4, 2004
			(Inception) to
	For the Six Months Ended August 31,		August 31,
	2010	2009	2010
	Restated		Restated
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$16,667

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Cancellation of subscriptions for 52,000,000 shares of common stock	$26,000,000	$-	$26,000,000

Issuance of 1,750,000 shares of common stock for acquisition
of 1536692 Ontario, Inc.	$96,250	$-	$96,250

Issuance of 52,000,000 common stock subscriptions	$-	$-	$26,000,000

Issuance of 4,080,000 shares of common stock
for oil and gas interests	$-	$-	$1,965,702

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements

The Company restated its previously issued unaudited consolidated financial statements included in the Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended August 31, 2010 to reflect the effects of accounting and reporting errors, and to record the acquisition of its wholly-owned subsidiary, resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in understatements of net loss of $1,847,504 and $1,466,561 for the three and six months ended August 31, 2010, respectively, and the understatement of $1,466,561 of deficits accumulated during the development stage, and the understatement of $578,173 of total current liabilities, as of August 31, 2010. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

	August 31, 2010
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets
Cash	$-	$6	$6
Total current assets	-	6	6

Property and equipment, net	-	43,428	43,428

Total assets	$-	$43,434	$43,434

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,360,246	$(757,698)	$17,602,548
Accrued interest	-	993,654	993,654
Accrued interest, related parties	-	123,819	123,819
Notes payable	5,312,333	-	5,312,333
Notes payable, related parties	-	218,398	218,398
Total current liabilities	23,672,579	578,173	24,250,752

Fees payable in stock and warrants	44,461	-	44,461

Stockholders' deficit
Common stock	84,818	(16,568)	68,250
Additional paid-in capital	44,937,395	(25,057,570)	19,879,825
Subscriptions receivable	(26,000,000)	26,000,000	-
Accumulated other comprehensive income (loss)	-	5,960	5,960
Deficit accumulated during the development stage	(42,739,253)	(1,466,561)	(44,205,814)
Total stockholders' deficit	(23,717,040)	(534,739)	(24,251,779)

Total liabilities and stockholders' deficit	$-	$43,434	$43,434

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

	Three Months ended August 31, 2010
	As previously		As
	reported	Adjustments	restated

Sales revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	-	1,345,800	1,345,800
Consulting fees	16,000	(16,000)	-
Total operating expenses	16,000	1,329,800	1,345,800

Loss from operations	(16,000)	(1,329,800)	(1,345,800)

Other income (expense):
Interest expense	-	(120,129)	(120,129)
Impairment of goodwill	-	(397,575)	(397,575)
Total other income (expense)	-	(517,704)	(517,704)

Loss before income taxes	(16,000)	(1,847,504)	(1,863,504)

Provision for income taxes	-	-	-

Net loss	$(16,000)	$(1,847,504)	$(1,863,504)

Net loss per share - basic and diluted	$(0.00)		$(0.05)

Weighted average number of shares
outstanding - Basic and Diluted	24,063,670	11,916,817	35,980,487

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations (Continued)

	Six Months ended August 31, 2010
	As previously		As
	reported	Adjustments	restated

Sales revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	-	1,345,800	1,345,800
Finance Fees	-	(514,500)	(514,500)
Total operating expenses	-	831,300	831,300

Loss from operations	-	(831,300)	(831,300)

Other income (expense):
Interest expense	-	(237,686)	(237,686)
Impairment of goodwill	-	(397,575)	(397,575)
Total other income (expense)	-	(635,261)	(635,261)

Loss before income taxes	-	(1,466,561)	(1,466,561)

Provision for income taxes	-	-	-

Net loss	$-	$(1,466,561)	$(1,466,561)

Net loss per share - basic and diluted	$-		$(0.04)

Weighted average number of shares
outstanding - Basic and Diluted	-	34,607,790	34,607,790

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows

	Six Months ended August 31, 2010
	As previously		As
	reported	Adjustments	restated

Cash flows from operating activities:
Net loss	$-	$(1,466,561)	$(1,466,561)
Adjustments to reconcile net income loss to
net cash used in operations:
Depreciation	-	1,686	1,686
Finance fees paid in stock and warrants	-	(514,500)	(514,500)
Impairment of goodwill	-	397,575	397,575
Stock issued for services	-	1,344,112	1,344,112
Changes in operating assets and liabilities:
Accrued interest	-	235,956	235,956
Net cash used in operating activities	-	(1,732)	(1,732)

Cash flows from investing activities:
Proceeds (investment) in oil and gas interests	-	9	9
Net from investing activities	-	9	9

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-
Proceeds from issuance of notes payable	-	-	-
Net cash from financing activities	-	-	-

Effect of exchange rate changes on cash	-	1,729	1,729

Net increase in cash	-	6	6

Cash at beginning of period	-	-	-

Cash at end of period	$-	$6	$6

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
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

On July 15, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with 1536692 Ontario, Inc. (“Ontario”), a Canadian corporation, and the shareholders of Ontario (“Ontario Shareholders”).  Ontario owns a scrap plastic processing plant with certain equipment, fixtures and improvements and assets located in Hamilton, Ontario, Canada with the intent of engaging in the business of recycling plastics.  Pursuant to the Share Exchange Agreement, the Company acquired, from the Ontario Shareholders, all of the capital stock of Ontario in exchange for an aggregate of 1,750,000 000 newly issued shares of its restricted common stock, par value $0.001 per share.  The purchase price was determined by the total market value of the newly issued shares on July 15, 2010, totaling $96,250, which was based on the closing market price of the Company’s common stock on the acquisition date.  The acquisition has been accounted for under the purchase method.  The excess of the purchase price paid over the fair value of the assets acquired and liabilities assumed has been classified as goodwill as of the acquisition date.  None of the goodwill is expected to be deductible for income tax purposes.  Revenue and loss generated by Ontario from the acquisition date through August 31, 2010 was $0 and $3,418, respectively.

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
August 31, 2010
 (unaudited)

Note 2 – Nature of Business, Presentation, and Going Concern (Continued)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America (“U.S. GAAP”) for interim financial statement presentation and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2010 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on June 14, 2010.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had $6 in cash and an accumulated deficit during the development stage of $44,205,814 at August 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Fox Petroleum Inc. and its wholly-owned subsidiaries, 1536692 Ontario, Inc., Fox Petroleum (Alaska) Inc. and Fox Energy Exploration Limited.  All significant inter-company balances and transactions have been eliminated in consolidation.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain items on the 2010 balance sheet and 2009 statement of operations and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2010 and February 28, 2010, respectively, the Company had no cash equivalents.

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

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has incurred $17,000 of exploration and acquisition costs and $0 of development costs from inception through August 31, 2010.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level. Management evaluates goodwill for impairment using a two-step process provided by ASC Topic 350 “Intangibles — Goodwill and Other”. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that the goodwill resulting from the acquisition of 1536692 Ontario Inc. of $397,575 was fully impaired as of August 31, 2010 and charged the impairment to operations.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2010. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include amounts due from affiliate, accounts payable and accrued expenses and amounts due to officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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
August 31, 2010
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

The Company has not adopted a stock option plan and has not granted any stock options as of August 31, 2010.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2010.

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
August 31, 2010
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

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of August 31, 2011 and 2010, there were 2,619,832 and 3,028,246 warrants outstanding, respectively, and $3,500,000 of convertible debentures payable which are convertible at the option of the note holder at the rate of the lesser of i) 100% of the volume weighted average stock price (“VWAP”) on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of August 31, 2010.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2010 through the date these financial statements were issued.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following at August 31, 2010:

Plant and machinery	$200,437
Less: accumulated depreciation	(157,009)

Property and equipment, net	$43,428

Depreciation expense for the year period from July 15, 2010 (date of acquisition of 1536692 Ontario, Inc.) through August 31, 2010 was $1,686.

Note 5 – Acquisition of Subsidiary and Goodwill

Effective July 15, 2010, the Company acquired 100% of the outstanding capital stock of 1536692 Ontario, Inc., a Canadian Corporation, (“Ontario”) through a share exchange transaction.  In consideration of their shares of Ontario, the Ontario shareholder, Mr. Jack Lieberman, the father of the Company’s President and Chief Executive Officer, received One Million Seven Hundred Fifty Thousand (1,750,000) newly issued restricted common shares of the Company.  For accounting purposes, the acquisition was accounted for using the purchase method in accordance with ASC 805 “Business Combinations”.

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

$96,250

The Company determined that the goodwill resulting from the acquisition of $397,575 was fully impaired as of August 31, 2010 and has charged the impairment to operations.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 6 – Oil and Gas Interests

The Company has oil and gas interests in the North Sea and the United States and has not yet determined whether these properties contain reserves that are economically recoverable. Oil and gas interests consisted of the following at August 31 and February 28, 2010:

	August 31 and February 28, 2010
	United	United
	States	Kingdom	Total

Unproved properties:
acquisition costs	$3,701,871	$23,439	$3,725,310
exploration costs	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372

Less: Write-down of oil & gas interests	(5,938,576)	(4,108,107)	(10,046,683)
Less: Incidental revenue	(110,689)	-	(110,689)

	$-	$-	$-

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
August 31, 2010
 (unaudited)

Note 6 – Oil and Gas Interests (Continued)

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

As at August 31 and February 28, 2010, the gas well is shut-in awaiting further financing.

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
August 31, 2010
 (unaudited)

Note 6 – Oil and Gas Interests (Continued)

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
August 31, 2010
 (unaudited)

Note 6 – Oil and Gas Interests (Continued)

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

Note 7 – Notes Payable

Notes payable at August 31 and February 28, 2010 consisted of:

	August 31,	February 28,
	2010	2010

Debenture payable	$4,412,333	$4,412,333
Promissory notes	450,000	450,000
Loan agreement	450,000	450,000
Notes payable, related parties	218,398	-

	$5,530,731	$5,312,333

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 7 – Notes Payable (Continued)

Debentures Payable

Debentures payable consisted of the following at August 31 and February 28, 2010:

	August 31,	February 28,
	2010	2010

Convertible debentures payable	$3,500,000	$3,500,000
Liquidating damages	912,333	912,333
Financing costs	(75,545)	(75,545)
Amortization of financing costs	75,545	75,545

	$4,412,333	$4,412,333

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
August 31, 2010
 (unaudited)

Note 7 – Notes Payable (Continued)

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

The Company was required to pay to the investor at closing of the Original Agreements: $17,500 in legal costs, a $10,000 due diligence fee, a 7% commitment fee and a 2% facility fee, 500,000 share purchase warrants and 200,000 shares of common stock.  Finder’s fees of $150,000 and 52,265 share purchase warrants were paid to Partners Consulting in connection with the Original Agreements pursuant to a finder agreement dated February 15, 2008.  This amount is included in fees payable in stock and warrants at August 31 and February 28, 2010.  The warrants expire three years from the date of issuance.

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

As at August 31, 2010, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 7 – Notes Payable (Continued)

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

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”.  At August 31, 2010, an amount of $912,333 (February 28, 2010 - $912,333) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

During the six months ended August 31, 2010 and the year ended February 28, 2010, the Company failed to make any of the required redemption payments on the New Debenture.  This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.

As consideration for entering into negotiations to effect a loan rescheduling and the holder entering into an agreement not to sue, the Company assigned its interest in certain oil and gas leases to the holder (Note 6).  During the year ended February 28, 2010, the holder also received the 15,000,000 common shares pledged as security against for debentures valued at $4,650,000, based on the quoted market price of the Company’s common shares on the date they were released from escrow.

Included in accrued interest at August 31, 2010 is $625,000 (February 28, 2010 - $450,000) for accrued interest and redemption premiums on these debentures payable.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 7 – Notes Payable (Continued)

Promissory Notes

On April 2, 2008 the Company was loaned $250,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the Company, or (ii) April 1, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As at August 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

On May 6, 2008 the Company was loaned $150,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 1, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly.  Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As at August 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

On May 23, 2008 the Company was loaned $50,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 23, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As at August 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Included in accrued interest at August 31, 2010 is $171,556 (February 28, 2010 - $144,100) for accrued interest on these notes payable.

Loan Agreement

On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement.  The principal and interest is to be paid on the earlier of (i) cash being available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) November 30, 2008.  This loan bears interest at 12% per annum, calculated annually.  The loan is secured by the Company’s assets.  As additional compensation for the loan, the Company issued to the lender 150,000 common shares of the Company.  The fair value of these shares was determined to be $514,500 based on the quoted market price of the shares on the date of issuance and was recorded as a financing fee on the consolidated statement of operations for the year ended February 28, 2009.  As at August 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Included in accrued interest at August 31, 2010 is $197,098 (February 28, 2010 - $163,598) for accrued interest on these notes payable.

Notes Payable, Related Parties

On November 4, 2002, the Company’s wholly-owned subsidiary, 1536692 Ontario, Inc. (“Ontario”), received $144,583 (CAD$ 225,000) from a family member of the Company’s President and Chief Executive Officer, with which the Company purchased production equipment (Note 4).  Interest accrues at 6% compounded annually.  Principal and interest are payable on demand.  The promissory note is secured by the production equipment (Note 4), and any intangible assets developed or contract rights created by the Company in the future, pursuant to a General Security Agreement.  The balance outstanding at August 31, 2010 of these notes payable is $213,736 (CAD$ 225,000), net of foreign currency translation adjustments.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 7 – Notes Payable (Continued)

Notes Payable, Related Parties (Continued)

Included in accrued interest at August 31, 2010 is $123,819 for accrued interest on these notes payable.

Ontario obtains advances from a family member of the Company’s President and Chief Executive Officer to provide operating capital when needed.  The advances are non-interest bearing and due on demand.  As of August 31, 2011, the Company owed the individual $4,662 (CAD$ 4,908), net of foreign currency translation adjustments.

Note 8 – Related Party Transactions

Prior to March 1, 2010, the Company’s previous officers provided consulting and management services to the Company.  From November 4, 2004 (date of Inception) through February 28, 2010, the previous officers charged consulting fees of $394,859, management fees of $1,331,798, and office and miscellaneous expenses of $7,000 to the Company.

Included in accounts payable and accrued liabilities at August 31, 2010 and February 28, 2010 is $1,070,732 owed to directors of the Company and companies with directors in common for expenses incurred on behalf of the Company and for unpaid management and consulting fees.  The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.  These amounts were due to the director of the Company and a company controlled by a director of the Company.

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

Note 9 – Stockholders’ Deficit

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
August 31, 2010
 (unaudited)

Note 9 – Stockholders’ Deficit (Continued)

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
August 31, 2010
 (unaudited)

Note 9 – Stockholders’ Deficit (Continued)

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

The Company never received payment for the 52,000,000 shares issued to Carbon.  As a result, the shares that were previously subscribed were cancelled during the three months ended May 31, 2010.

Acquisitions

On July 15, 2010, the Company issued 1,750,000 in exchange for 100% of the outstanding capital stock of 1536692 Ontario, Inc., a Canadian Corporation, (“Ontario”) through a share exchange transaction to Mr. Jack Lieberman, the father of the Company’s President and Chief Executive Officer (Note 8).

Stock Issued for Services

On August 16, 2010, the Company issued 1,831,752 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were values at the market price of the Company’s common stock on the date of issuance of $0.035, or a total of $64,111.

On August 26, 2010, the Company issued 32,000,000 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.04, or a total value of $1,280,000.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 9 – Stockholders’ Deficit (Continued)

Common Stock Purchase Warrants

Changes in the Company’s common stock purchase warrants for the six months ended August 31, 2010 and the year ended February 28, 2010 are as follows:

	Six Months ended		Year ended
	August 31, 2010		February 28, 2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance at beginning of period	3,048,246	$2.53	3,048,246	$2.53

Warrants issued	-	$-	-	$-

Warrants exercised	-	$-	-	$-

Warrants expired	(428,414)	$6.91	(20,000)	$-

Balance at end of period	2,619,832	$1.81	3,028,246	$2.53

The remaining average life of the warrants at August 31, 2010 and February 28, 2010 was 2.49 and 2.61 years, respectively.

A finder's fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 7) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.

A finder's fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 7) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192.6%; Dividend rate – 0%; and risk free interest rate is 1.0%.

Note 10 – Commitments

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
August 31, 2010
 (unaudited)

Note 10 – Commitments (Continued)

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

At August 31, 2010 and February 28, 2010, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $4,364, which was included in fees payable in stock and warrants at August 31, 2010 and February 28, 2010.  The fair value of these warrants was determined to be $7,344 at February 28, 2009 and, consequently an amount of $2,982 has been shown as a credit to consulting fees for the year ended February 28, 2010. These warrants are exercisable at $2.77 and will expire three years from the date of issuance.  The fair value of these warrants was determined using the Black Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.

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

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At February 28, 2008, the Company had not yet issued the shares due.  The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at August 31 and February 28, 2010.

During the year ended February 28, 2010, the Company recorded a recovery of $8,500 in consulting fees for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated November 17, 2007 as compensation to the members of the BOA.  An amount of $6,500 is included in fees payable in stock and warrants at August 31 and February 28, 2010 for these shares.

During the year ended February 28, 2010, the Company accrued $8,460 in consulting fees for the fair value of 11,000 common shares issuable to a former employee of the Company. This amount is included in fees payable in stock and warrants at August 31 and February 28, 2010

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 11 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of August 31, 2010 and February 28, 2010, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the three months ended August 31, 2010 and 2009:

	2010	2009
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of August 31, 2010, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of August 31, 2010.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at August 31, 2010, and has not recognized interest and/or penalties in the statement of operations for either period.

Note 12 – Subsequent Events

During the period September 1 through November 23, 2010, the Company issued 16,000,000 shares of its restricted common stock in conversion of $38,000 of notes payable at an average price of $0.045 per share, resulting in a loss on conversion of $678,900.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
 (unaudited)

Note 12 – Subsequent Events (Continued)

During the period September 16 through November 19, 2010, the Company issued 26,675,000 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of an average of $0.079, or a total value of $2,103,000.

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

The majority of fiscal year 2011 will be dedicated to restructuring the management and direction of the Company and developing a revised business strategy including identifying potential acquisition targets.  A substantial portion of fiscal year ended February 28, 2010 was dedicated to the North Slope and Cook Inlet projects. As of August 31, 2010, our cash and cash equivalents were $-0-.

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

Results of Operations

For the Six Months Ended August 31, 2010 and 2009

Revenues

The Company had no revenues for the six months ended August 31, 2010 and 2009.

Operating Expenses

For the six months ended August 31, 2010, our operating expenses were $831,300 compared to $5,956,629 for the six months ended August 31, 2009, representing a decrease of $5,125,329 (reflecting our decrease in operating activity and changes in management structure).  The decrease in operating expenses was primarily attributable to a decrease in consulting fees of $111,574, a decrease in finance fees of $5,583,130, a decrease in management fees of $316,333 offset by an increase in general and administrative expenses of $885,708 (primarily due to stock issued for services of $1,344,111 offset by a reversal of $514,500 of finance fees recognized in previous periods).

Other Income (Expense)

During the six months ended August 31, 2010, we incurred interest expense of $237,686 compared to $191,648 in the same period of 2009.  We realized an impairment of goodwill of $397,575 for the six months ended August 31, 2010 and a gain on recovery of payables of $125,143 for the six months ended August 31, 2009.

Net Loss

For the period from November 4, 2004 (date of inception) to August 31, 2010, we have incurred an accumulated loss of $44,205,814.

Liquidity and Capital Resources

Overview

For the six months ended August 31, 2010, we did not incur any cash expenses as we did not generate any funds from financing activities.

Liquidity and Capital Resources during the six months ended August 31, 2010 compared to the six months ended August 31, 2009

As of August 31, 2010, the Company had $6 of cash and a deficit in working capital of $24,250,746.  The Company generated no cash flow from operations for the six months ended August 31, 2010. The Company generated cash of $13,919 from operating activities during the six months ended August 31, 2009.

No cash flows were generated from investing or financing activities for the six months ended August 31, 2010.  Cash provided by investing activities was $25,468 for the six months ended August 31, 2009 primarily due to proceeds received from oil and gas assets and a reduction in restricted cash.  Cash used in financing activities was $32,000 for the six months ended August 31, 2009 due to repayments of advances to related parties.

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

On August 16, 2010, the Company issued 1,831,752 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were values at the market price of the Company’s common stock on the date of issuance of $0.035, or a total of $64,111.

On August 26, 2010, the Company issued 32,000,000 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.04, or a total value of $1,280,000.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer of Registrant.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ William Lieberman	September 29, 2011
President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)	Date