Form 10-Q/A
period 2010-11-30
FOX PETROLEUM INC.
filed 2011-09-29
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 to
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

As of as of February 28, 2011 the registrant had 111,924,997 shares of its Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

Fox Petroleum Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment No. 1”) to reflect the effects of accounting and reporting errors, and to record the acquisition of its wholly-owned subsidiary, resulting from a deficiency in its accounting and financial statement preparation process.  This error and the related adjustments resulted in understatements of net loss of $2,926,549 and $4,409,110 for the three and nine months ended November 30, 2010, respectively, and the understatement of $4,409,110 of deficits accumulated during the development stage, and the understatement of $698,075 of total current liabilities, as of November 30, 2010 as reported in the Company’s Amended Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, which was originally filed with the SEC on January 19, 2011. The restatement is discussed in more detail in Note 1 to the “Consolidated Financial Statements” contained in this Amendment No. 1.

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

FOX PETROLEUM INC.
FORM 10-Q
NOVEMBER 30, 2010
INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of November 30, 2010 (unaudited) and February 28, 2010	3
	Consolidated Statements of Operations for the Three and Nine Months Ended November 30, 2010 and 2009 and for the Period November 4, 2004 (Inception) to November 30, 2010 (unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2010 and 2009 and for the Period November 4, 2004 (Inception) to November 30, 2010 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1.A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	(Removed & Reserved)	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	November 30,	February 28,
	2010	2010
	Restated	Restated
	(unaudited)
ASSETS

Current assets
Cash	$3	$-
Due from affiliate	22,500	-
Total current assets	22,503	-

Property and equipment, net	39,645	-

Total assets	$62,148	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$17,602,548	$17,602,548
Accrued interest	1,113,608	757,698
Accrued interest, related parties	132,538	-
Due to officer	-	-
Notes payable	5,333,044	5,312,333
Notes payable, related parties	188,916	-
Total current liabilities	24,370,654	23,672,579

Fees payable in stock and warrants	44,461	44,461

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value, 450,000,000 shares authorized,
110,924,997 and 84,818,245 shares issued and outstanding
at November 30, 2010 and February 28, 2010, respectively	110,925	84,818
Additional paid-in capital	22,689,715	44,937,395
Subscriptions receivable	-	(26,000,000)
Accumulated other comprehensive income (loss)	(5,244)	-
Deficit accumulated during the development stage	(47,148,363)	(42,739,253)
Total stockholders' deficit	(24,352,967)	(23,717,040)

Total liabilities and stockholders' deficit	$62,148	$-

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					For the Period
					November 4, 2004
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009	2010
	Restated		Restated		Restated

Sales revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	2,110,614	260,891	3,456,414	720,983	7,711,861
Consulting fees	-	(4,385)	-	107,189	755,239
Finance Fees	20,000	207,073	(494,500)	5,275,703	9,218,304
Impairment of oil and gas assets	-	588,270	-	588,270	10,046,683
Loss on failure to perform obligations under
oil and gas commitments	-	-	-	-	12,910,000
Management fees	-	139,765	-	456,098	1,380,186
Total operating expenses	2,130,614	1,191,614	2,961,914	7,148,243	42,022,273

Loss from operations	(2,130,614)	(1,191,614)	(2,961,914)	(7,148,243)	(42,022,273)

Other income (expense):
Gain on recovery of VAT receivable	-	-	-	-	78,451
Gain on recovery of payables	-	-	-	125,143	125,143
Interest and other income	-	-	-	-	9,986
Interest expense	(124,659)	(335,755)	(362,345)	(527,403)	(1,679,327)
Impairment of Goodwill	-	-	(397,575)	-	(397,575)
Accretion of convertibe note discounts	(8,376)	-	(8,376)	-	(2,583,868)
Loss on conversion of debt	(678,900)	-	(678,900)	-	(678,900)
Total other income (expense)	(811,935)	(335,755)	(1,447,196)	(402,260)	(5,126,090)

Loss before income taxes	(2,942,549)	(1,527,369)	(4,409,110)	(7,550,503)	(47,148,363)

Provision for income taxes	-	-	-	-	-

Net loss	$(2,942,549)	$(1,527,369)	$(4,409,110)	$(7,550,503)	$(47,148,363)

Net loss per share - basic and diluted	$(0.03)	$(0.05)	$(0.09)	$(0.36)

Weighted average number of shares
outstanding - Basic and Diluted	85,901,920	32,818,245	51,581,484	21,145,518

Net loss	$(2,942,549)	$(1,527,369)	$(4,409,110)	$(7,550,503)	$(47,148,363)

Foreign currency translation gain (loss)	(11,204)	-	4,517	-	4,517

Total Comprehensive loss	$(2,953,753)	$(1,527,369)	$(4,404,593)	$(7,550,503)	$(47,143,846)

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			For the Period
			November 4, 2004
			(Inception) to
	For the Nine Months Ended November 30,		November 30,
	2010	2009	2010
	Restated		Restated
Cash flows from operating activities:
Net loss	$(4,409,110)	$(7,550,503)	$(47,148,363)
Adjustments to reconcile net loss to net cash from (used in) operations:
Donated services and rent	-	-	21,000
Depreciation	6,796	-	6,796
Accretion of convertible debt discount	8,376	-	2,583,868
Loss on debt conversion	678,900		678,900
Fees payable in stock and warrants	-	(7,407)	37,087
Finance fees paid in stock and warrants	(514,500)	4,634,037	7,755,794
Gain on settlement of accounts payable	-	(125,143)	(125,143)
Impairment of oil and gas assets	-	588,270	10,046,683
Impairment of goodwill	397,575	-	397,575
Gain of VAT receivable written off	-	-	(78,451)
Stock issued for services	3,447,112	-	3,447,112
Changes in operating assets and liabilities:
VAT Refund and other recivables	-	157,718	78,451
Accounts payable and accrued expenses	-	1,784,563	18,291,988
Accrued interest	362,345	527,403	1,089,984
Net cash from (used in) operating activities	(22,506)	8,938	(2,916,719)

Cash flows from investing activities:
Cash acquired from acquisitions	9	-	9
Advances to related entities	(22,500)	-	(22,500)
Proceeds (investment) in oil and gas interests	-	20,000	(7,702,687)
Decrease (increase) in restricted cash	-	5,468	-
Net cash from (used in) investing activities	(22,491)	25,468	(7,725,178)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from issuance of notes payable	45,000	-	4,445,000
Advances from related parties		-	34,000
Repayments of advances from related parties	-	(34,000)	(34,000)
Net cash from (used in) financing activities	45,000	(34,000)	10,641,900

Net increase in cash	3	406	3

Cash at beginning of period	-	737	-

Cash at end of period	$3	$1,143	$3

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

			For the Period
			November 4, 2004
			(Inception) to
	For the Nine Months Ended November 30,		November 30,
	2010	2009	2010
	Restated		Restated
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$16,667

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Common stock issued in conversion of notes payable, related parties	$716,900	$-	$754,400

Cancellation of subscriptions for 52,000,000 shares of common stock	$26,000,000	$-	$26,000,000

Issuance of 1,750,000 shares of common stock for acquisition
of 1536692 Ontario, Inc.	$96,250	$-	$96,250

Beneficial conversion feature on convertible debt	$32,665	$-	$2,608,157

Issuance of 52,000,000 common stock subscriptions	$-	$-	$26,000,000

Issuance of 4,080,000 shares of common stock
for oil and gas interests	$-	$-	$1,965,702

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements

The Company restated its previously issued unaudited consolidated financial statements included in the Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 to reflect the effects of accounting and reporting errors, and to record the acquisition of its wholly-owned subsidiary, resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in understatements of net loss of $2,926,549 and $4,409,110 for the three and nine months ended November 30, 2010, respectively, and the understatement of $4,409,110 of deficits accumulated during the development stage, and the understatement of $698,075 of total current liabilities, as of November 30, 2010. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

	November 30, 2010
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets
Cash	$-	$3	$3
Due from affiliate	-	22,500	22,500
Total current assets	-	22,503	22,503

Property and equipment, net	-	39,645	39,645

Total assets	$-	$62,148	$62,148

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,360,246	$(757,698)	$17,602,548
Accrued interest	-	1,113,608	1,113,608
Accrued interest, related parties	-	132,538	132,538
Notes payable	5,312,333	20,711	5,333,044
Notes payable, related parties	-	188,916	188,916
Total current liabilities	23,672,579	698,075	24,370,654

Fees payable in stock and warrants	44,461	-	44,461

Stockholders' deficit
Common stock	84,818	26,107	110,925
Additional paid-in capital	44,937,395	(22,247,680)	22,689,715
Subscriptions receivable	(26,000,000)	26,000,000	-
Accumulated other comprehensive income (loss)	-	(5,244)	(5,244)
Deficit accumulated during the development stage	(42,739,253)	(4,409,110)	(47,148,363)
Total stockholders' deficit	(23,717,040)	(635,927)	(24,352,967)

Total liabilities and stockholders' deficit	$-	$62,148	$62,148

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

	Three Months ended November 30, 2010
	As previously		As
	reported	Adjustments	restated

Sales revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	-	2,110,614	2,110,614
Consulting fees	16,000	(16,000)	-
Finance Fees	-	20,000	20,000
Total operating expenses	16,000	2,114,614	2,130,614

Loss from operations	(16,000)	(2,114,614)	(2,130,614)

Other income (expense):
Interest expense	-	(124,659)	(124,659)
Accretion of convertible note discounts	-	(8,376)	(8,376)
Loss on conversion of debt	-	(678,900)	(678,900)
Total other income (expense)	-	(811,935)	(811,935)

Loss before income taxes	(16,000)	(2,926,549)	(2,942,549)

Provision for income taxes	-	-	-

Net loss	$(16,000)	$(2,926,549)	$(2,942,549)

Net loss per share - basic and diluted	$(0.00)		$(0.03)

Weighted average number of shares
outstanding - Basic and Diluted	24,063,670	61,838,250	85,901,920

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations (Continued)

	Nine Months ended November 30, 2010
	As previously		As
	reported	Adjustments	restated

Sales revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	-	3,456,414	3,456,414
Finance Fees	-	(494,500)	(494,500)
Total operating expenses	-	2,961,914	2,961,914

Loss from operations	-	(2,961,914)	(2,961,914)

Other income (expense):
Interest expense	-	(362,345)	(362,345)
Impairment of goodwill	-	(397,575)	(397,575)
Accretion of convertibe note discounts	-	(8,376)	(8,376)
Loss on conversion of debt	-	(678,900)	(678,900)
Total other income (expense)	-	(1,447,196)	(1,447,196)

Loss before income taxes	-	(4,409,110)	(4,409,110)

Provision for income taxes	-	-	-

Net loss	$-	$(4,409,110)	$(4,409,110)

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows

	Nine Months ended November 30, 2010
	As previously		As
	reported	Adjustments	restated

Cash flows from operating activities:
Net loss	$-	$(4,409,110)	$(4,409,110)
Adjustments to reconcile net income loss to
net cash used in operations:
Depreciation	-	6,796	6,796
Finance fees paid in stock and warrants	-	(514,500)	(514,500)
Impairment of goodwill	-	397,575	397,575
Stock issued for services	-	3,447,112	3,447,112
Changes in operating assets and liabilities:
Accrued interest	-	362,345	362,345
Net cash used in operating activities	-	(22,506)	(22,506)

Cash flows from investing activities:
Cash acquired from acquisitions	-	9	9
Net from investing activities	-	(22,491)	(22,491)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-
Proceeds from issuance of notes payable	-	45,000	45,000
Net cash from financing activities	-	45,000	45,000

Effect of exchange rate changes on cash	-	-	-

Net increase in cash	-	3	3

Cash at beginning of period	-	-	-

Cash at end of period	$-	$3	$3

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
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

On July 15, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with 1536692 Ontario, Inc. (“Ontario”), a Canadian corporation, and the shareholders of Ontario (“Ontario Shareholders”).  Ontario owns a scrap plastic processing plant with certain equipment, fixtures and improvements and assets located in Hamilton, Ontario, Canada with the intent of engaging in the business of recycling plastics.  Pursuant to the Share Exchange Agreement, the Company acquired, from the Ontario Shareholders, all of the capital stock of Ontario in exchange for an aggregate of 1,750,000 000 newly issued shares of its restricted common stock, par value $0.001 per share.  The purchase price was determined by the total market value of the newly issued shares on July 15, 2010, totaling $96,250, which was based on the closing market price of the Company’s common stock on the acquisition date.  The acquisition has been accounted for under the purchase method.  The excess of the purchase price paid over the fair value of the assets acquired and liabilities assumed has been classified as goodwill as of the acquisition date.  None of the goodwill is expected to be deductible for income tax purposes.  Revenue and loss generated by Ontario from the acquisition date through November 30, 2010 was $0 and $13,237, respectively.

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
November 30, 2010
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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had $3 in cash and an accumulated deficit during the development stage of $47,148,363 at November 30, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
November 30, 2010
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain items on the 2010 balance sheet and 2009 statement of operations and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At November 30, 2010 and February 28, 2010, respectively, the Company had no cash equivalents.

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

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has incurred $17,000 of exploration and acquisition costs and $0 of development costs from inception through November 30, 2010.

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
November 30, 2010
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2010. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include amounts due from affiliate, accounts payable and accrued expenses and amounts due to officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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
November 30, 2010
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

The Company has not adopted a stock option plan and has not granted any stock options as of November 30, 2010.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of November 30, 2010.

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
November 30, 2010
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

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of November 30, 2010 and 2009, there were 2,374,080 and 3,028,246 warrants outstanding, respectively, and $3,500,000 of convertible debentures payable which are convertible at the option of the note holder at the rate of the lesser of i) 100% of the volume weighted average stock price (“VWAP”) on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of November 30, 2010.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2010 through the date these financial statements were issued.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following at November 30, 2010:

Plant and machinery	$206,842
Less: accumulated depreciation	(167,197)

Property and equipment, net	$39,645

Depreciation expense for the year period from July 15, 2010 (date of acquisition of 1536692 Ontario, Inc.) through November 30, 2010 was $6,796.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 6 – Oil and Gas Interests

The Company has oil and gas interests in the North Sea and the United States and has not yet determined whether these properties contain reserves that are economically recoverable. Oil and gas interests consisted of the following at November 30 and February 28, 2010:

	November 30 and February 28, 2010
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
November 30, 2010
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

As at November 30 and February 28, 2010, the gas well is shut-in awaiting further financing.

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
November 30, 2010
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
November 30, 2010
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

Note 7 – Notes Payable

Notes payable at November 30 and February 28, 2010 consisted of:
	November 30,	February 28,
	2010	2010

Debenture payable	$4,412,333	$4,412,333
Promissory notes	470,711	450,000
Loan agreement	450,000	450,000
Notes payable, related parties	188,916	-

	$5,521,960	$5,312,333

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 7 – Notes Payable (Continued)

Debentures Payable

Debentures payable consisted of the following at November 30 and February 28, 2010:

	November 30,	February 28,
	2010	2010

Convertible debentures payable	$3,500,000	$3,500,000
Liquidating damages	912,333	912,333
Financing costs	(75,545)	(75,545)
Amortization of financing costs	75,545	75,545

	$4,412,333	$4,412,333

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
November 30, 2010
(unaudited)

Note 5 – Notes Payable (Continued)

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

The Company was required to pay to the investor at closing of the Original Agreements: $17,500 in legal costs, a $10,000 due diligence fee, a 7% commitment fee and a 2% facility fee, 500,000 share purchase warrants and 200,000 shares of common stock.  Finder’s fees of $150,000 and 52,265 share purchase warrants were paid to Partners Consulting in connection with the Original Agreements pursuant to a finder agreement dated February 15, 2008.  This amount is included in fees payable in stock and warrants at November 30 and February 28, 2010.  The warrants expire three years from the date of issuance.

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

As at November 30, 2010, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
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

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”.  At November 30, 2010, an amount of $912,333 (February 28, 2010 - $912,333) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

During the nine months ended November 30, 2010 and the year ended February 28, 2010, the Company failed to make any of the required redemption payments on the New Debenture.  This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.

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

Included in accrued interest at November 30, 2010 is $712,500 (February 28, 2010 - $450,000) for accrued interest and redemption premiums on these debentures payable.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 7 – Notes Payable (Continued)

Promissory Notes

On April 2, 2008 the Company was loaned $250,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the Company, or (ii) April 1, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As at November 30, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

On May 6, 2008 the Company was loaned $150,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 1, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly.  Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As at November 30, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

On May 23, 2008 the Company was loaned $50,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 23, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As at November 30, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Included in accrued interest at November 30, 2010 is $185,805 (February 28, 2010 - $144,100) for accrued interest on these notes payable.

Loan Agreement

On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement.  The principal and interest is to be paid on the earlier of (i) cash being available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) November 30, 2008.  This loan bears interest at 12% per annum, calculated annually.  The loan is secured by the Company’s assets.  As additional compensation for the loan, the Company issued to the lender 150,000 common shares of the Company.  The fair value of these shares was determined to be $514,500 based on the quoted market price of the shares on the date of issuance and was recorded as a financing fee on the consolidated statement of operations for the year ended February 28, 2009.  As at November 30, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Included in accrued interest at November 30, 2010 is $214,613 (February 28, 2010 - $163,598) for accrued interest on these notes payable.

Notes Payable, Related Parties

On November 4, 2002, the Company’s wholly-owned subsidiary, 1536692 Ontario, Inc. (“Ontario”), received $144,583 (CAD$ 225,000) from a family member of the Company’s President and Chief Executive Officer, with which the Company purchased production equipment (Note 4).  Interest accrues at 6% compounded annually.  Principal and interest are payable on demand.  The promissory note is secured by the production equipment (Note 4), and any intangible assets developed or contract rights created by the Company in the future, pursuant to a General Security Agreement.  The balance outstanding at November 30, 2010 of these notes payable is $184,105 (CAD$ 187,806), net of foreign currency translation adjustments.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 7 – Notes Payable (Continued)

Notes Payable, Related Parties (Continued)

Included in accrued interest at November 30, 2010 is $132,538 for accrued interest on these notes payable.

Ontario obtains advances from a family member of the Company’s President and Chief Executive Officer to provide operating capital when needed.  The advances are non-interest bearing and due on demand.  As of November 30, 2011, the Company owed the individual $4,811 (CAD$ 4,908), net of foreign currency translation adjustments.

Note 8 – Related Party Transactions

Prior to March 1, 2010, the Company’s previous officers provided consulting and management services to the Company.  From November 4, 2004 (date of Inception) through February 28, 2010, the previous officers charged consulting fees of $394,859, management fees of $1,331,798, and office and miscellaneous expenses of $7,000 to the Company.

Included in accounts payable and accrued liabilities at November 30, 2010 and February 28, 2010 is $1,070,732 owed to directors of the Company and companies with directors in common for expenses incurred on behalf of the Company and for unpaid management and consulting fees.  The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.  These amounts were due to the director of the Company and a company controlled by a director of the Company.

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
November 30, 2010
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
November 30, 2010
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

Debt Conversions

During the period July 15, 2010 (date of acquisition) through November 30, 2010, the Company issued 16,000,000 shares of its restricted common stock in conversion of $38,000 of notes payable at an average price of $0.045 per share.

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

On September 16, 2010, the Company issued 4,375,000 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.04, or a total value of $175,000.

On October 10, 2010, the Company issued 1,300,000 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.06, or a total value of $78,000.

On November 5, 2010, the Company issued 1,000,000 shares of its restricted common stock to an individual for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.05, or a total value of $50,000.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 9 – Stockholders’ Deficit (Continued)

Stock Issued for Services (Continued)

On November 19, 2010, the Company issued 20,000,000 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.09, or a total value of $1,800,000.

Common Stock Purchase Warrants

Changes in the Company’s common stock purchase warrants for the nine months ended November 30, 2010 and the year ended February 28, 2010 are as follows:

	Nine Months ended		Year ended
	November 30, 2010		February 28, 2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance at beginning of period	3,028,246	$2.53	3,048,246	$2.53

Warrants issued	-	$-	-	$-

Warrants exercised	-	$-	-	$-

Warrants expired	(654,166)	$8.99	(20,000)	$2.50

Balance at end of period	2,374,080	$0.71	3,028,246	$2.53

The remaining average life of the warrants at November 30, 2010 and February 28, 2010 was 2.74 and 2.61 years, respectively.

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
November 30, 2010
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

At November 30, 2010 and February 28, 2010, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $4,364, which was included in fees payable in stock and warrants at November 30, 2010 and February 28, 2010.  The fair value of these warrants was determined to be $7,344 at February 28, 2009 and, consequently an amount of $2,982 has been shown as a credit to consulting fees for the year ended February 28, 2010. These warrants are exercisable at $2.77 and will expire three years from the date of issuance.  The fair value of these warrants was determined using the Black Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.

On May 21, 2008, the Company signed a letter of commitment whereby the Company agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000 which has been accrued in accounts payable and accrued liabilities as at November 30 and February 28, 2010.  The Company also committed to enter into a well project management and integrated services contract for the management of a well program on the rig.  The Company is also obligated to pay a fee of 1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if the Company uses the rig, but not the integrated project management services. The Company also incurred and accrued penalties of $2,000,000 as compensation for lost revenues of the rig owners for its failure to fulfill its obligations under the rig provision contract and may be liable to pay up to an additional $2,000,000 for its share of additional costs incurred by the rig owners during the Company’s allotted rig slot.

This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at February 28, 2011 and 2010 as it is likely that will be incurred. A total of $12,910,000 was recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations during the year ended February 28, 2009.

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At February 28, 2008, the Company had not yet issued the shares due.  The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at November 30 and February 28, 2010.

During the year ended February 28, 2010, the Company recorded a recovery of $8,500 in consulting fees for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated November 17, 2007 as compensation to the members of the BOA.  An amount of $6,500 is included in fees payable in stock and warrants at November 30 and February 28, 2010 for these shares.

During the year ended February 28, 2010, the Company accrued $8,460 in consulting fees for the fair value of 11,000 common shares issuable to a former employee of the Company. This amount is included in fees payable in stock and warrants at November 30 and February 28, 2010

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 11 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of November 30, 2010 and February 28, 2010, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the three months ended November 30, 2010 and 2009:

	2010	2009
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of November 30, 2010, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of November 30, 2010.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at November 30, 2010, and has not recognized interest and/or penalties in the statement of operations for either period.

Note 12 – Subsequent Events

During the period December 1 through February 28, 2011, the Company issued 750,000 shares of its restricted common stock in conversion of $750 of notes payable at an average price of $0.05 per share, resulting in a loss on conversion of $36,750.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010
(unaudited)

Note 12 – Subsequent Events (Continued)

On December 10, 2010, the Company issued 250,000 shares of its restricted common stock to an individual for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.05, or a total value of $12,500.

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
The majority of fiscal year 2011 will be dedicated to restructuring the management and direction of the Company and developing a revised business strategy including identifying potential acquisition targets.  A substantial portion of fiscal year ended February 28, 2010 was dedicated to the North Slope and Cook Inlet projects. As of November 30, 2010, our cash and cash equivalents were $3.

We have no access to capital to repay our debt or fund our current or ongoing operations. Unless we can secure additional capital and renegotiate the terms of our outstanding debts, we may be required to discontinue our operations at any time. We will need additional further advances and issuance of debt instruments to fund our operations over the next twelve months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to acquisition of further interests in oil and gas assets or other acquisitions. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations

For the Nine Months Ended November 30, 2010 and 2009

Revenues

The Company had no revenues for the nine months ended November 30, 2010 and 2009.

Operating Expenses

For the nine months ended November 30, 2010, our operating expenses were $2,961,914 compared to $7,148,243 for the nine months ended November 30, 2009, representing a decrease of $4,186,329 (reflecting our decrease in operating activity and changes in management structure).  The decrease in operating expenses was primarily attributable to a decrease in consulting fees of $107,189, a decrease in finance fees of $5,770,203, a decrease in management fees of $456,098 offset by an increase in general and administrative expenses of $2,735,431 (primarily due to stock issued for services of $3,447,112 offset by a reversal of $514,500 of finance fees recognized in previous periods).

Other Income (Expense)

During the nine months ended November 30, 2010, we incurred interest expense of $362,345 compared to $527,403 in the same period of 2009.  We realized an impairment of goodwill of $397,575, loss on conversion of debt of $678,900 and accretion of convertible note discounts of $8,736 for the nine months ended November 30, 2010.  We realized a gain on recovery of payables of $125,143 for the nine months ended November 30, 2009.

Net Loss

For the period from November 4, 2004 (date of inception) to November 30, 2010, we have incurred an accumulated loss of $47,148,363.

Liquidity and Capital Resources

Overview

For the nine months ended November 30, 2010, we received $45,000 from financing activities in the form of a note payable, of which we paid $22,500 in finance fees.

Liquidity and Capital Resources during the nine months ended November 30, 2010 compared to the nine months ended November 30, 2009

As of November 30, 2010, the Company had $3 of cash and a deficit in working capital of $24,348,151.  The Company used cash of $22,506 in operations for the nine months ended November 30, 2010. The Company generated cash of $8,938 from operating activities during the nine months ended November 30, 2009.

We used $22,491 in investing activities in investing activities as we advanced $22,500 to a related entity and generated $45,000 from financing activities from the issuance of a promissory note for the nine months ended November 30, 2010.  Cash provided by investing activities was $25,468 for the nine months ended November 30, 2009 primarily due to proceeds received from oil and gas assets and a reduction in restricted cash.  Cash used in financing activities was $34,000 for the nine months ended November 30, 2009 due to repayments of advances to related parties.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On September 1, 2010, the Company issued 8,900,000 shares of its restricted common stock in conversion of $8,900 of notes payable at an average price of $0.035 per share.

On September 16, 2010, the Company issued 4,375,000 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.04, or a total value of $175,000.

On October 10, 2010, the Company issued 1,300,000 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.06, or a total value of $78,000.

On October 10, 2010, the Company issued 2,000,000 shares of its restricted common stock in conversion of $20,000 of notes payable at an average price of $0.06 per share.

On November 5, 2010, the Company issued 1,000,000 shares of its restricted common stock to an individual for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.05, or a total value of $50,000.

On November 5, 2010, the Company issued 500,000 shares of its restricted common stock in conversion of $5,000 of notes payable at an average price of $0.05 per share.

On November 11, 2010, the Company issued 1,600,000 shares of its restricted common stock in conversion of $1,600 of notes payable at an average price of $0.039 per share.

On November 19, 2010, the Company issued 20,000,000 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock on the date of issuance of $0.09, or a total value of $1,800,000.

On November 23, 2010, the Company issued 3,000,000 shares of its restricted common stock in conversion of $2,500 of notes payable at an average price of $0.066 per share.

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