Form 10-Q/A
period 2011-05-31
FOX PETROLEUM INC.
filed 2011-09-29
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 to
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

As of as of August 31, 2011 the registrant had 2,917,397,966 shares of its Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

Fox Petroleum Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process.  This error and the related adjustments resulted in an understatement of net loss of $211,175 for the three months ended May 31, 2011 and the understatement of $1,621,548 of deficits accumulated during the development stage, and the overstatement of $2,176,379 of total current liabilities, as of May 31, 2011 as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011, which was originally filed with the SEC on July 15, 2011. The restatement is discussed in more detail in Note 1 to the “Consolidated Financial Statements” contained in this Amendment No. 1.

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

FOX PETROLEUM INC.
FORM 10-Q
MAY 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Fox Petroleum Inc. and Subsidiaries (An Development Stage Company) Consolidated Balance Sheets
	May 31,	February 28,
	2011	2011
	Restated	Restated
	(Unaudited)
ASSETS

Current assets
Cash	$-	$-
Due from affiliate	22,500	22,500
Total current assets	22,500	22,500

Property and equipment, net	30,609	35,991

Total assets	$53,109	$58,491

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$14,432,928	$14,432,928
Accrued interest	1,355,942	1,234,651
Accrued interest, related parties	148,241	143,228
Due to officer	9,561	3,789
Notes payable	5,354,820	5,343,932
Notes payable, related parties	194,708	196,468
Total current liabilities	21,496,200	21,354,996

Fees payable in stock and warrants	-	4,364

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value, 450,000,000 and 90,000,000 shares authorized, 120,424,997 and 111,924,997 shares issued and
outstanding at May 31 and February 28, 2011, respectively	120,425	111,925
Additional paid-in capital	22,815,215	22,738,715
Accumulated other comprehensive income (loss)	(17,930)	(17,883)
Deficit accumulated during the development stage	(44,360,801)	(44,133,626)
Total stockholders' deficit	(21,443,091)	(21,300,869)

Total liabilities and stockholders' deficit	$53,109	$58,491

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries (An Development Stage Company) Consolidated Statements of Operations (Unaudited)

			For the Period
			November 4, 2004
			(Inception) to
	For the Three Months Ended May 31,		May 31,
	2011	2010	2011
	Restated	Restated	Restated

Sales revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	11,172	-	4,298,478
Consulting fees	45,636	-	4,221,890
Finance Fees	-	(514,500)	9,218,304
Impairment of oil and gas assets	-	-	10,046,683
Loss on failure to perform obligations under
oil and gas commitments	-	-	12,910,000
Management fees	-	-	1,380,186
Total operating expenses	56,808	(514,500)	42,075,541

Income (loss) from operations	(56,808)	514,500	(42,075,541)

Other income (expense):
Gain on recovery of VAT receivable	-	-	78,451
Gain on recovery of payables	-	-	3,309,763
Interest and other income	-	-	9,986
Interest expense	(126,229)	(117,557)	(1,931,341)
Impairment of Goodwill	-	-	(397,575)
Accretion of convertibe note discounts	(10,888)	-	(2,605,644)
Loss on conversion of debt	(33,250)	-	(748,900)
Total other income (expense)	(170,367)	(117,557)	(2,285,260)

Income (loss) before income taxes	(227,175)	396,943	(44,360,801)

Provision for income taxes	-	-	-

Net income (loss)	$(227,175)	$396,943	$(44,360,801)

Net income (loss) per share - basic and diluted	$(0.00)	$0.01

Weighted average number of shares
outstanding - Basic and Diluted	116,321,736	33,235,093

Net income (loss)	$(227,175)	$396,943	$(44,360,801)

Foreign currency translation gain (loss)	(47)	-	(8,169)

Total Comprehensive income (loss)	$(227,222)	$396,943	$(44,368,970)

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries (An Development Stage Company) Consolidated Statements of Cash Flows (Unaudited)
			For the Period
			November 4, 2004
			(Inception) to
	For the Three Months Ended May 31,		May 31,
	2011	2010	2011
	Restated	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$(227,175)	$396,943	$(44,360,801)
Adjustments to reconcile net income (loss) to net cash from (used in) operations:
Donated services and rent	-	-	21,000
Depreciation	5,400	-	17,461
Accretion of convertible debt discount	10,888	-	2,605,644
Loss on debt conversion	33,250		748,900
Fees payable in stock and warrants	(4,364)	-	(7,374)
Finance fees paid in stock and warrants	-	(514,500)	7,755,794
Gain on settlement of accounts payable	-	-	(3,309,763)
Impairment of oil and gas assets	-	-	10,046,683
Impairment of goodwill	-	-	397,575
Gain of VAT receivable written off	-	-	(78,451)
Stock issued for services	50,000	-	3,509,612
Changes in operating assets and liabilities:
VAT Refund and other receivables	-	-	78,451
Accounts payable and accrued expenses	-	-	18,306,988
Accrued interest	121,291	117,557	1,325,883
Accrued interest, related parties	4,938	-	16,115
Net cash from (used) in operating activities	(5,772)	-	(2,926,283)

Cash flows from investing activities:
Cash acquired from acquisitions	-	-	9
Advances to related entities	-	-	(22,500)
Proceeds (investment) in oil and gas interests	-	-	(7,702,687)
Net cash from (used in) investing activities	-	-	(7,725,178)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from issuance of notes payable	-	-	4,445,000
Advances from officer	5,772	-	9,561
Advances from related parties		-	34,000
Repayments of advances from related parties	-	-	(34,000)
Net cash from (used in) financing activities	5,772	-	10,651,461

Net increase in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries (An Development Stage Company) Consolidated Statements of Cash Flows (Continued) (Unaudited)
			For the Period
			November 4, 2004
			(Inception) to
	For the Three Months Ended May 31,		May 31,
	2011	2010	2011
	Restated	Restated	Restated
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$16,667

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Common stock issued in conversion of notes payable, related parties	$35,000	$-	$789,400

Cancellation of subscriptions for 52,000,000 shares of common stock	$-	$26,000,000	$26,000,000

Issuance of 1,750,000 shares of common stock for acquisition
of 1536692 Ontario, Inc.	$-	$-	$96,250

Benefical conversion feature on convertible debt	$-	$-	$2,608,157

Issuance of 52,000,000 common stock subscriptions	$-	$-	$26,000,000

Issuance of 4,080,000 shares of common stock for oil and gas interests	$-	$-	$1,965,702

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements

The Company restated its previously issued unaudited consolidated financial statements included in the Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended May 31, 2011 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net loss of $211,175 for the three months ended May 31, 2011 and the understatement of $1,621,548 of deficits accumulated during the development stage, and the overstatement of $2,176,379 of total current liabilities, as of May 31, 2011. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

Consolidated Balance Sheet

	May 31, 2011
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets
Cash	$-	$-	$-
Due from affiliate	-	22,500	22,500
Total current assets	-	22,500	22,500

Property and equipment, net	-	30,609	30,609

Total assets	$-	$53,109	$53,109

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,360,246	$(3,927,318)	$14,432,928
Accrued interest	-	1,355,942	1,355,942
Accrued interest, related parties	-	148,241	148,241
Due to officer	-	9,561	9,561
Notes payable	5,312,333	42,487	5,354,820
Notes payable, related parties	-	194,708	194,708
Total current liabilities	23,672,579	(2,176,379)	21,496,200

Fees payable in stock and warrants	44,461	(44,461)	-

Stockholders' deficit
Preferred stock	-	-	-
Common stock	84,818	35,607	120,425
Additional paid-in capital	44,937,395	(22,122,180)	22,815,215
Subscriptions receivable	(26,000,000)	26,000,000	-
Accumulated other comprehensive income (loss)	-	(17,930)	(17,930)
Deficit accumulated during the development stage	(42,739,253)	(1,621,548)	(44,360,801)
Total stockholders' deficit	(23,717,040)	2,273,949	(21,443,091)

Total liabilities and stockholders' deficit	$-	$53,109	$53,109

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

	Three Months ended May 31, 2011
	As previously		As
	reported	Adjustments	restated

Sales revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	-	11,172	11,172
Consulting fees	16,000	29,636	45,636
Total operating expenses	16,000	40,808	56,808

Loss from operations	(16,000)	(40,808)	(56,808)

Other income (expense):
Interest expense	-	(126,229)	(126,229)
Accretion of convertibe note discounts	-	(10,888)	(10,888)
Loss on conversion of debt	-	(33,250)	(33,250)
Total other income (expense)	-	(170,367)	(170,367)

Loss before income taxes	(16,000)	(211,175)	(227,175)

Provision for income taxes	-	-	-

Net loss	$(16,000)	$(211,175)	$(227,175)

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows

	Three Months ended May 31, 2011
	As previously		As
	reported	Adjustments	restated

Cash flows from operating activities:
Net loss	$-	$(227,175)	$(227,175)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	-	5,400	5,400
Accretion of convertible debt discount	-	10,888	10,888
Loss on debt conversion	-	33,250	33,250
Fees payable in stock and warrants	-	(4,364)	(4,364)
Stock issued for services	-	50,000	50,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-	-
Accrued interest	-	121,291	121,291
Accrued interest, related parties	-	4,938	4,938
Net cash used in operating activities	-	(5,772)	(5,772)

Cash flows from investing activities:
Cash acquired from acquisitions	-	-	-
Advances to related entities	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-
Proceeds from issuance of notes payable	-	-	-
Advances from officer	-	5,772	5,772
Net cash from financing activities	-	5,772	5,772

Net increase in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements

The Company restated its previously issued unaudited consolidated financial statements included in the Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended May 31, 2011 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net loss of $211,175 for the three months ended May 31, 2011 and the understatement of $1,621,548 of deficits accumulated during the development stage, and the overstatement of $2,176,379 of total current liabilities, as of May 31, 2011. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

Consolidated Balance Sheet

	February 28, 2011
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets
Cash	$-	$-	$-
Due from affiliate	-	22,500	22,500
Total current assets	-	22,500	22,500

Property and equipment, net	-	35,991	35,991

Total assets	$-	$58,491	$58,491

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,360,246	$(3,927,318)	$14,432,928
Accrued interest	-	1,234,651	1,234,651
Accrued interest, related parties	-	143,228	143,228
Due to officer	-	3,789	3,789
Notes payable	5,312,333	31,599	5,343,932
Notes payable, related parties	-	196,468	196,468
Total current liabilities	23,672,579	(2,317,583)	21,354,996

Fees payable in stock and warrants	44,461	(40,097)	4,364

Stockholders' deficit
Preferred stock	-	-	-
Common stock	84,818	27,107	111,925
Additional paid-in capital	44,937,395	(22,198,680)	22,738,715
Subscriptions receivable	(26,000,000)	26,000,000	-
Accumulated other comprehensive income (loss)	-	(17,883)	(17,883)
Deficit accumulated during the development stage	(42,739,253)	(1,394,373)	(44,133,626)
Total stockholders' deficit	(23,717,040)	2,416,171	(21,300,869)

Total liabilities and stockholders' deficit	$-	$58,491	$58,491

Fox Petroleum Inc. and Subsidiaries

(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

The Company restated its previously issued unaudited consolidated financial statements included in the Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended May 31, 2010 in its Amendment No. 2 to Form 10-Q on August 19, 2011 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net income of $412,943 for the three months ended May 31, 2010 and the overstatement of $396,943 of deficits accumulated during the development stage, and the understatement of $117,557 of total current liabilities. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

Consolidated Balance Sheet – May 31, 2010

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
May 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations – Three Months ended May 31, 2010

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

(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows

Three Months ended May 31, 2010
	As previously		As
	reported	Adjustments	restated

Cash flows from operating activities:
Net income (loss)	$-	$396,943	$396,943
Adjustments to reconcile net loss to
net cash used in operations:
Finance fees paid in stock and warrants	-	(514,500)	(514,500)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-	-
Accrued interest	-	117,557	117,557
Net cash used in operating activities	-	-	-

Cash flows from investing activities:
Proceeds (investment) in oil and gas interests	-	-	-
Advances to related entities	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-
Proceeds from issuance of notes payable	-	-	-
Net cash from financing activities	-	-	-

Net increase in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
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

These unaudited financial statements should be read in conjunction with our 2011 annual financial statements included in our Amendment No. 1 to Form 10-K, filed with the SEC on August 9, 2011.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 2 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had no cash and an accumulated deficit during the development stage of $44,360,801 at May 31, 2011 and a net loss and net cash used in operations of $227,175 and $5,772, respectively, for the three months ended May 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassifications

Certain items on the 2010 statement of operations, and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31 and February 28, 2011, respectively, the Company had no cash equivalents.

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
May 31, 2011
(unaudited)

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

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has incurred $17,000 of exploration and acquisition costs and $0 of development costs from inception through May 31, 2011.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level. Management evaluates goodwill for impairment using a two-step process provided by ASC Topic 350 “Intangibles — Goodwill and Other”. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that the goodwill resulting from the acquisition of 1536692 Ontario Inc. of $397,575 was fully impaired as of February 28, 2011 and charged the impairment to operations.

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
May 31, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include amounts due from affiliate, accounts payable and accrued expenses and amounts due to officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company has not adopted a stock option plan and has not granted any stock options as of May 31, 2011.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of May 31, 2011.

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

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of May 31, 2011 and 2010, there were 2,000,000 and 2,970,888 warrants outstanding, respectively, and $3,500,000 of convertible debentures payable which are convertible at the option of the note holder at the rate of the lesser of i) 100% of the volume weighted average stock price (“VWAP”) on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of May 31, 2011.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements, if adopted, will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to May 31, 2011 through the date these financial statements were issued.

Note 4 – Property and Equipment

Property and equipment consisted of the following at May 31 and February 28, 2011:

	May 31,	February 28,
	2011	2011

Plant and machinery	$216,056	$215,945
Less: accumulated depreciation	(185,447)	(179,954)

Property and equipment, net	$30,609	$35,991

Depreciation expense for the year three months ended May 31, 2011 and 2010 was $5,400 and $0, respectively.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 5 – Oil and Gas Interests

The Company has oil and gas interests in the North Sea and the United States and has not yet determined whether these properties contain reserves that are economically recoverable. Oil and gas interests consisted of the following at May 31 and February 28, 2011:

	May 31 and February 28, 2011
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
May 31, 2011
(unaudited)

Note 5 – Oil and Gas Interests (Continued)

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

As at May 31 and February 28, 2011, the gas well is shut-in awaiting further financing.

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

Subsequent to February 28, 2009, the Company entered into an agreement dated May 29, 2009 with the Payers in respect of these three oil and gas leases (the “Three Leases”).  Pursuant to this agreement, the Payers made annual lease payments totaling $25,780 for the Three Leases on behalf of the Company.  The amount paid on behalf of the Company is subject to an 18% interest rate per annum. The Company also executed an assignment to the Payers of the Company's right, title, and interest in the Five Leases to be delivered into escrow in the event the Company fails to repay the payers by August 14, 2009.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 5 – Oil and Gas Interests (Continued)

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
May 31, 2011
(unaudited)

Note 5 – Oil and Gas Interests (Continued)

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

Note 6 – Notes Payable

Notes payable at May 31 and February 28, 2011 consisted of:

	May 31,	February 28,
	2011	2011

Debenture payable	$4,412,333	$4,412,333
Promissory notes, net of discount	492,487	481,599
Loan agreement	450,000	450,000
Notes payable, related parties	194,708	196,468

	$5,549,528	$5,540,400

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 6 – Notes Payable (Continued)

Debentures Payable

Debentures payable consisted of the following at May 31 and February 28, 2011:

	May 31,	February 28,
	2011	2011

Convertible debentures payable	$3,500,000	$3,500,000
Liquidating damages	912,333	912,333
Financing costs	(75,545)	(75,545)
Amortization of financing costs	75,545	75,545

	$4,412,333	$4,412,333

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
May 31, 2011
(unaudited)

Note 6 – Notes Payable (Continued)

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

The Company was required to pay to the investor at closing of the Original Agreements: $17,500 in legal costs, a $10,000 due diligence fee, a 7% commitment fee and a 2% facility fee, 500,000 share purchase warrants and 200,000 shares of common stock.  Finder’s fees of $150,000 and 52,265 share purchase warrants were paid to Partners Consulting in connection with the Original Agreements pursuant to a finder agreement dated February 15, 2008.  The warrants expired on February 15, 2011 and were credited to the statement of operations at that time.

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

As at May 31, 2011, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 6 – Notes Payable (Continued)

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

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”.  At May 31, 2011, an amount of $912,333 (February 28, 2011 - $912,333) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

During the year ended February 28, 2009, the Company failed to make any of the required redemption payments on the New Debenture.  This triggered a default, which resulted in all of the debentures immediately becoming due and payable and the remaining discounts on the debentures were immediately recognized in income.

As consideration for entering into negotiations to effect a loan rescheduling and the holder entering into an agreement not to sue, the Company assigned its interest in certain oil and gas leases to the holder (Note 5).  During the year ended February 28, 2010, the holder also received the 15,000,000 common shares pledged as security against for debentures valued at $4,650,000, based on the quoted market price of the Company’s common shares on the date they were released from escrow.

Included in accrued interest at May 31, 2011 is $887,500 (February 28, 2011 - $800,000) for accrued interest and redemption premiums on these debentures payable.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 6 – Notes Payable (Continued)

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

The Company recorded a beneficial conversion feature of $32,665 with respect to the loan at September 21, 2010 and has included in income amortization expense of $10,888 relating to the beneficial conversion feature during the three months ended May 31, 2011 ($19,264 during the year ended February 28, 2011), resulting in a net loan obligation of $42,487 at May 31, 2011.

Included in accrued interest at May 31, 2011 is $217,190 (February 28, 2011 - $201,991) for accrued interest on these notes payable.

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

Included in accrued interest at May 31, 2011 is $251,251 (February 28, 2011 - $232,659) for accrued interest on these notes payable.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 6 – Notes Payable (Continued)

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

During the three months ended May 31, 2011, the Company issued 3,500,000 shares of its restricted common stock in conversion of $1,750 (CAD$ 1,818) of the notes payable at a price of $0.0005 per share, realizing a loss on the debt conversions of $33,250.  The balance outstanding at May 31, 2011 of these notes payable is $189,682, net of foreign currency translation adjustments (CAD$ 185,243).

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

Included in accrued interest at May 31 and February 28, 2011 is $148,241 and $143,228, respectively, for accrued interest on these notes payable.

Ontario obtains advances from a family member of the Company’s President and Chief Executive Officer to provide operating capital when needed.  The advances are non-interest bearing and due on demand.  As of May 31 and February 28, 2011, the Company owed the individual $5,026 and $5,023, respectively, (CAD$ 4,908) net of foreign currency translation adjustments.

Note 7 – Related Party Transactions

Prior to March 1, 2010, the Company’s previous officers provided consulting and management services to the Company.  From November 4, 2004 (date of Inception) through February 28, 2010, the previous officers charged consulting fees of $394,859, management fees of $1,331,798, and office and miscellaneous expenses of $7,000 to the Company.

Included in accounts payable and accrued liabilities prior to February 28, 2011 was $1,070,732 owed to previous directors of the Company and companies with directors in common for expenses incurred on behalf of the Company and for unpaid management and consulting fees.  Management deemed that these unpaid management and consulting fees were not payable due to the resignations of all of the officers and directors and recognized $1,070,732 as income included in gain on recovery of payables for the year ended February 28, 2011.

The Company’s Chief Executive Officer (CEO) advances monies to the Company for payment of general and administrative expenses.  The amounts owed to the CEO are $9,561 and $3,789 as of May 31 and February 28, 2011, respectively.  The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

Effective May 6, 2008, the Company adopted a compensation policy for its directors pursuant to which the Company will compensate each director, as follows:

i)           a fee of $1,000 per month;
ii)          1,000 restricted shares of the common stock of the Company per month;
iii)         a fee of $1,000 per each quarterly board meeting attended.

The Company’s Board of Directors cancelled the above mentioned compensation policy effective March 1, 2010 and recognized the previous accrual of $65,347 for amounts owing to the previous directors of the Company pursuant to this compensation policy as income included  in gain on recovery of payables for the year ended February 28, 2011.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 7 – Related Party Transactions (Continued)

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

On April 20, 2011, the Company issued 2,000,000 shares of its restricted common stock to Mr. James Malloy, its Secretary, for services rendered.  The shares were values at the market price on the date of issuance of $0.01, or a total of $20,000.

On April 20, 2011, the Company issued 3,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were values at the market price on the date of issuance of $0.01, or a total of $30,000.

Note 8 – Stockholders’ Deficit

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
May 31, 2011
(unaudited)

Note 8 – Stockholders’ Deficit (Continued)

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
May 31, 2011
(unaudited)

Note 8 – Stockholders’ Deficit (Continued)

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

During the year ended February 28, 2010, the holder of the Company’s debentures received the 15,000,000 restricted common shares pledged as security against the debentures valued at $4,650,000, based on the quoted market price of the Company’s common shares on the date they were released from escrow.

The Company never received payment for the 52,000,000 shares issued to Carbon.  As a result, the shares that were previously subscribed were cancelled during the three months ended May 31, 2010.

Acquisitions

On July 15, 2010, the Company issued 1,750,000 in exchange for 100% of the outstanding capital stock of 1536692 Ontario, Inc., a Canadian Corporation, (“Ontario”) through a share exchange transaction to Mr. Jack Lieberman, the father of the Company’s President and Chief Executive Officer (Note 7).

Debt Conversions

During the period July 15, 2010 (date of acquisition) through February 28, 2011, the Company issued 16,750,000 shares of its restricted common stock in conversion of $38,750 of notes payable at an average price of $0.045 per share.

During the three months ended May 31, 2011, the Company issued 3,500,000 shares of its restricted common stock in conversion of $1,750 of notes payable at a price of $0.0005 per share.

Stock Issued for Services

During the year ended February 28, 2011, the Company issued 60,756,752 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock at the date of issuance for a total value of $3,459,612, or an average of $0.057 per share.

On April 20, 2011, the Company issued 2,000,000 shares of its restricted common stock to Mr. James Malloy, its Secretary, for services rendered.  The shares were values at the market price on the date of issuance of $0.01, or a total of $20,000.

On April 20, 2011, the Company issued 3,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were values at the market price on the date of issuance of $0.01, or a total of $30,000.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 8 – Stockholders’ Deficit (Continued)

Common Stock Purchase Warrants

Changes in the Company’s common stock purchase warrants for the three months ended May 31, 2011 and the year ended February 28, 2011 are as follows:

	Three Months ended		Year ended
	May 31, 2011		February 28, 2011
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance at beginning of year	2,000,000	$2.53	3,028,246	$2.53

Warrants issued	-	$-	-	$-

Warrants exercised	-	$-	-	$-

Warrants expired	-	$-	(1,028,246)	$7.34

Balance at end of period	2,000,000	$0.001	2,000,000	$0.001

The remaining average life of the warrants at May 31, 2011 and February 28, 2011 was 2.41 and 2.66 years, respectively.

A finder's fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 6) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.  As of February 28, 2011 these warrants had not been exercised and expired.  The fair value of the shares ($1,208) has been reflected as a credit to consulting fees for the year ended February 28, 2011.

A finder's fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 6) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192.6%; Dividend rate – 0%; and risk free interest rate is 1.0%.  As of February 28, 2011 these warrants had not been exercised and expired.  The fair value of the shares ($1,779) has been reflected as a credit to consulting fees for the year ended February 28, 2011.

Note 9 – Commitments

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
May 31, 2011
(unaudited)

Note 9 – Commitments (Continued)

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

At February 28, 2010, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $4,364, which was included in fees payable in stock and warrants at February 28, 2011.  These warrants are exercisable at $2.77 and will expire three years from the date of issuance.  The fair value of these warrants was determined using the Black Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.  These warrants expired May 8, 2011and the fair value of the warrants ($4,364) has been reflected as a credit to consulting fees for the three months ended May 31, 2011.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 10 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of May 31, 2011 and February 28, 2011, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the three months ended May 31, 2011 and 2010:

	2011	2010
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of May 31, 2011, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of May 31, 2011.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at May 31, 2011, and has not recognized interest and/or penalties in the statement of operations for either period.

Note 11 – Subsequent Events

On June 15, 2011 the Company issued 6,000,000 shares of its restricted common stock in conversion of $1,750 of notes payable at a market price of $0.0095 per share.

Effective July 12, 2011, the Company amended its Articles of Incorporation increasing its authorized capital structure to 3,000,000,000 shares, consisting of 2,950,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 11 – Subsequent Events (Continued)

On July 13, 2011 the Company issued 261,000,000 shares of its restricted common stock in conversion of $251,000 of notes payable at a market price of $0.012 per share.

From July 13, 2011 to August 22, 2011 the Company issued a total of 2,455,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were values at the market price on the dates of issuance of an average of $0.012, or a total of $29,491,000.

On July 28, 2011 the Company issued 10,000,000 shares of its restricted common stock in conversion of $10,000 of notes payable at a market price of $0.02 per share.

On August 9, 2011 the Company issued 1,010,101 shares of its restricted common stock in conversion of $10,000 of notes payable at a market price of $0.016 per share.

On August 11, 2011 the Company issued 60,000,000 shares of its restricted common stock in conversion of $55,000 of notes payable at a market price of $0.015 per share.

On August 24, 2011 the Company issued 1,690,141 shares of its restricted common stock in conversion of $12,000 of notes payable at a market price of $0.015 per share.

On August 30, 2011 the Company issued 2,272,727 shares of its restricted common stock in conversion of $15,000 of notes payable at a market price of $0.0125 per share.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Results of Operations

For the Three Months Ended May 31, 2011 and 2010

Revenues

The Company had no revenues for the three months ended May 31, 2011 and 2010.

Operating Expenses

For the three months ended May 31, 2011, our operating expenses were $56,808 compared to $(514,500) for the three months ended May 31, 2010, representing an increase of $571,308.  The increase in operating expenses was primarily attributable to an increase in general and administrative expenses of $11,172 (reflecting our increase in administrative activity and changes in management structure), increase in consulting fees of $45,636.  For the three months ended May 31, 2010, we recorded a credit to finance fees of $(514,500) while we incurred no finance fees for the three months ended May 31, 2011.

Other Income (Expense)

During the three months ended May 31, 2011, we incurred interest expense of $126,229 compared to $117,557 in the same period of 2010.  We realized a loss on conversion of debt of $33,250 and accretion of convertible note discounts of $10,888 for the three months ended May 31, 2011.

Net Loss

For the period from November 4, 2004 (date of inception) to May 31, 2011, we have incurred an accumulated loss of $44,360,801.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended May 31, 2011 compared to the three months ended May 31, 2010

As of May 31, 2011, the Company had no cash and a deficit in working capital of $21,473,700.  The Company used cash of $5,772 in operations for the three months ended May 31, 2011. The Company generated no cash flow from operating activities during the three months ended May 31, 2010.

No cash flows were generated from investing activities and cash from financing activities was $5,772, consisting of advances from its officer, for the three months ended May 31, 2011.  No cash flows were generated from investing or financing activities for the three months ended May 31, 2010.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended February 28, 2011 regarding concerns about our ability to continue as a going concern. Our unaudited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Our significant accounting policies are summarized in Note 3 of our unaudited consolidated financial statements. While all of these significant accounting policies impact the Company’s consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. We believe that the estimates and assumptions that are most important to the portrayal of our consolidated financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for mineral property costs, impairment of long-lived assets, income taxes and stock-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future consolidated financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended February 28, 2011, filed with the SEC on August 9, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2011, the Company issued 3,500,000 shares of its restricted common stock in conversion of $1,750 of notes payable at a price of $0.0005 per share.

On April 20, 2011, the Company issued 2,000,000 shares of its restricted common stock to Mr. James Malloy, its Secretary, for services rendered.  The shares were values at the market price on the date of issuance of $0.01, or a total of $20,000.

On April 20, 2011, the Company issued 3,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were values at the market price on the date of issuance of $0.01, or a total of $30,000.

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