Form 10-Q
period 2011-08-31
FOX PETROLEUM INC.
filed 2011-10-19
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

As of as of October 17, 2011 the registrant had 1,626,860,653 shares of its Common Stock, $0.001 par value, outstanding.

FOX PETROLEUM INC.
FORM 10-Q
AUGUST 31, 2011
INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of August 31, 2011 (unaudited) and February 28, 2011	3
	Consolidated Statements of Operations for the Three and Six Months Ended August 31, 2011 and 2010 and for the Period November 4, 2004 (Inception) to August 31, 2011 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2011 and 2010 and for the Period November 4, 2004 (Inception) to August 31, 2011 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1.A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	(Removed & Reserved)	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

SIGNATURE		39

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Fox Petroleum Inc. and Subsidiaries
(An Development Stage Company)
Consolidated Balance Sheets

	August 31,	February 28,
	2011	2011
	(Unaudited)	Restated
ASSETS

Current assets
Cash	$-	$-
Due from affiliate	22,500	22,500
Total current assets	22,500	22,500

Property and equipment, net	25,173	35,991

Total assets	$47,673	$58,491

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,500	$14,432,928
Accrued interest	1,477,952	1,234,651
Accrued interest, related parties	1,502	143,228
Due to officer	42,611	3,789
Notes payable	5,320,333	5,343,932
Notes payable, related parties	5,019	196,468
Total current liabilities	6,849,917	21,354,996

Fees payable in stock and warrants	-	4,364

Stockholders' deficit
Preferred stock, $0.001 par value, 100,000,000 and 50,000,000 shares authorized, 50,000,000 and no shares shares issued and
outstanding at August 31 and February 28, 2011, respectively	50,000	-
Common stock, $.001 par value, 2,900,000,000 and 90,000,000 shares authorized, 1,617,397,966 and 111,924,997 shares issued and
outstanding at August 31 and February 28, 2011, respectively	1,617,398	111,925
Additional paid-in capital	39,568,165	22,738,715
Accumulated other comprehensive income (loss)	(758)	(17,883)
Deficit accumulated during the development stage	(48,037,049)	(44,133,626)
Total stockholders' deficit	(6,802,244)	(21,300,869)

Total liabilities and stockholders' deficit	$47,673	$58,491

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(An Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the Period
					November 4, 2004
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010	2011
		Restated		Restated	Restated

Sales revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	18,446	1,345,800	29,618	1,345,800	4,316,924
Consulting fees	13,948,500	-	13,994,136	-	18,170,390
Finance Fees	-	-	-	(514,500)	9,218,304
Impairment of oil and gas assets	-	-	-	-	10,046,683
Loss on failure to perform obligations under
oil and gas commitments	-	-	-	-	12,910,000
Management fees	-	-	-	-	1,380,186
Total operating expenses	13,966,946	1,345,800	14,023,754	831,300	56,042,487

Loss from operations	(13,966,946)	(1,345,800)	(14,023,754)	(831,300)	(56,042,487)

Other income (expense):
Gain on recovery of VAT receivable	-	-	-	-	78,451
Gain on recovery of payables	14,417,928	-	14,417,928	-	17,727,691
Interest and other income	-	-	-	-	9,986
Interest expense	(124,794)	(120,129)	(251,023)	(237,686)	(2,056,135)
Impairment of Goodwill	-	(397,575)	-	(397,575)	(397,575)
Accretion of convertible note discounts	(2,513)	-	(13,401)	-	(2,608,157)
Loss on conversion of debt	(3,999,923)	-	(4,033,173)	-	(4,748,823)
Total other income (expense)	10,290,698	(517,704)	10,120,331	(635,261)	8,005,438

Loss before income taxes	(3,676,248)	(1,863,504)	(3,903,423)	(1,466,561)	(48,037,049)

Provision for income taxes	-	-	-	-	-

Net loss	$(3,676,248)	$(1,863,504)	$(3,903,423)	$(1,466,561)	$(48,037,049)

Net loss per share - basic and diluted	$(0.00)	$(0.05)	$(0.00)	$(0.04)

Weighted average number of shares
outstanding - Basic and Diluted	1,586,972,018	35,980,487	851,646,877	34,607,790

Net loss	$(3,676,248)	$(1,863,504)	$(3,903,423)	$(1,466,561)	$(48,037,049)

Foreign currency translation gain (loss)	17,172	15,721	17,125	15,721	9,003

Total comprehensive loss	$(3,659,076)	$(1,847,783)	$(3,886,298)	$(1,450,840)	$(48,028,046)

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(An Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
			November 4, 2004
			(Inception) to
	For the Six Months Ended August 31,		August 31,
	2011	2010	2011
		Restated
Cash flows from operating activities:
Net income (loss)	$(3,903,423)	$(1,466,561)	$(48,037,049)
Adjustments to reconcile net loss to net cash from (used in) operations:
Donated services and rent	-	-	21,000
Depreciation	10,796	1,686	22,857
Accretion of convertible debt discount	13,401	-	2,608,157
Loss on debt conversion	4,033,173		4,748,823
Fees payable in stock and warrants	(4,364)	-	(7,374)
Finance fees paid in stock and warrants	-	(514,500)	7,755,794
Gain on settlement of accounts payable	(14,417,928)	-	(17,727,691)
Impairment of oil and gas assets	-	-	10,046,683
Impairment of goodwill	-	397,575	397,575
Gain of VAT receivable written off	-	-	(78,451)
Stock issued for services	13,991,000	1,344,112	17,450,612
Changes in operating assets and liabilities:
VAT Refund and other receivables	-	-	78,451
Accounts payable and accrued expenses	(12,500)	-	18,294,488
Accrued interest	243,301	235,956	1,447,893
Accrued interest, related parties	7,722	-	18,899
Net cash from (used in) operating activities	(38,822)	(1,732)	(2,959,333)

Cash flows from investing activities:
Cash acquired from acquisitions	-	9	9
Advances to related entities	-	-	(22,500)
Proceeds (investment) in oil and gas interests	-	-	(7,702,687)
Net cash from (used in) investing activities	-	9	(7,725,178)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from issuance of notes payable	-	-	4,445,000
Advances from officer	38,822	-	42,611
Advances from related parties	-	-	34,000
Repayments of advances from related parties	-	-	(34,000)
Net cash from (used in) financing activities	38,822	-	10,684,511

Effect of exchange rate changes on cash	-	1,729	-

Net increase in cash	-	6	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$6	$-

See accompanying notes to unaudited consolidated financial statements continued on next page

Fox Petroleum Inc. and Subsidiaries
(An Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			For the Period
			November 4, 2004
			(Inception) to
	For the Six Months Ended August 31,		August 31,
	2011	2010	2011
		Restated	Restated
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$16,667

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Common stock issued in conversion of notes payable
and accrued interest, related parties	$4,324,000	$-	$5,078,400

Common stock issued in conversion of notes payable	$69,923	$-	$69,923

Cancellation of subscriptions for 52,000,000 shares of common stock	$-	$26,000,000	$26,000,000

Issuance of 1,750,000 shares of common stock for acquisition
of 1536692 Ontario, Inc.	$-	$96,250	$96,250

Benefical conversion feature on convertible debt	$-	$-	$2,608,157

Issuance of 52,000,000 common stock subscriptions	$-	$-	$26,000,000

Issuance of 4,080,000 shares of common stock for oil and gas interests	$-	$-	$1,965,702

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements

The Company restated its previously issued consolidated financial statements included in its original Annual Report on Form 10-K for the year ended February 28, 2011 in its Amendment No. 1 to Form 10-K on August 9, 2011 to reflect the effects of accounting and reporting errors, and to record the acquisition of its wholly-owned subsidiary, resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net loss of $1,378,373 for the year ended February 28, 2011 and the understatements of $58,491and $1,394,373 of total assets and  deficits accumulated during the development stage, respectively, and the overstatement of $2,3174,583 of total current liabilities. The revisions applied to the affected individual line items in the consolidated balance sheet as of February 28, 2011 are as follows:

Consolidated Balance Sheet – February 28, 2011
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
August 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

The Company restated its previously issued unaudited consolidated financial statements included in the Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2010 in its Amendment No. 2 to Form 10-Q on September 29, 2011 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net income of $1,847,504 and $1,466,561 for the three and six  months ended August 31, 2010, respectively, and the understatement of $1,466,561 of deficits accumulated during the development stage, and the understatement of $578,173 of total current liabilities, as of August 31, 2010. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

Consolidated Balance Sheet – August 31, 2010

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
August 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations – Three Months ended August 31, 2010

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
August 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations – Six Months ended August 31, 2010

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
August 31, 2011
(unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows – Six Months Ended August 31, 2010

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
August 31, 2011
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

On July 15, 2010, the Company entered into a Share Exchange Agreement (the “Resource Share Exchange Agreement”) with Resource Polymers Inc. (“Resource”), a Canadian corporation, and the shareholders of Ontario (“Ontario Shareholders”) to acquire 100% of the capital stock of Resource.  As of the date of this report, the acquisition has not been completed as Resource has not satisfied its conditions precedent to closing the exchange and the Company rescinded the Resource Share Exchange Agreement.

On September 7, 2011, the Company entered into a Purchase and Sale agreement to acquire the assets of Renfro Energy LLC, a Texas limited liability company, and Cameron Parish Pipelines LLC, a Texas limited liability company, for a combined $300,000 in cash.  As additional compensation to the seller, the Company agrees to convey and assign at the closing a Ten Percent (10%) Net Profits Interest (“NPI”) to the seller.  NPI is defined as revenues attributable to oil and gas production, less direct expenses and costs, from the Cameron Parish School Board lease (“CPSB”).  The Company expects the acquisition to be completed by October 31, 2011 contingent upon the successful completion of audits of both companies.

The Company is currently exploring new acquisition opportunities.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had no cash and an accumulated deficit during the development stage of $47,987,049 at August 31, 2011 and a net loss and net cash used in operations of $3,853,423 and $38,822, respectively, for the six months ended August 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31 and February 28, 2011, respectively, the Company had no cash equivalents.

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

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has incurred $17,000 of exploration and acquisition costs and $0 of development costs from inception through August 31, 2011.

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
August, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include amounts due from affiliate, accounts payable and accrued expenses and amounts due to officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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
August 31, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued)

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

The Company has not adopted a stock option plan and has not granted any stock options as of August 31, 2011.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2011.

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
August 31, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Income (Loss) Per Share (Continued)

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of August 31, 2011 and 2010, there were 2,000,000 and 2,970,888 warrants outstanding, respectively, and $3,500,000 of convertible debentures payable which are convertible at the option of the note holder at the rate of the lesser of i) 100% of the volume weighted average stock price (“VWAP”) on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date. At August 31, 2011, there were 50,000,000 shares of preferred stock outstanding convertible into 1,000,000,000 shares of common stock. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of August 31, 2011.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements, if adopted, will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2011 through the date these financial statements were issued.

Note 4 – Property and Equipment

Property and equipment consisted of the following at August 31 and February 28, 2011:

	August 31,	February 28,
	2011	2011

Plant and machinery	$215,768	$215,945
Less: accumulated depreciation	(190,595)	(179,954)

Property and equipment, net	$25,173	$35,991

Depreciation expense for the six months ended August 31, 2011 and 2010 was $10,796 and $1,686, respectively.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(unaudited)

Note 5 – Oil and Gas Interests

The Company has oil and gas interests in the North Sea and the United States and has not yet determined whether these properties contain reserves that are economically recoverable. Oil and gas interests consisted of the following at August 31 and February 28, 2011:

	August 31 and February 28, 2011
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
August 31, 2011
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

As at August 31 and February 28, 2011, the gas well is shut-in awaiting further financing.

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
August 31, 2011
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
August 31, 2011
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

Note 6 – Notes Payable

Notes payable at August 31 and February 28, 2011 consisted of:

	August 31,	February 28,
	2011	2011

Debenture payable	$4,412,333	$4,412,333
Promissory notes, net of discount	458,000	481,599
Loan agreement	450,000	450,000
Notes payable, related parties	5,019	196,468

	$5,325,352	$5,540,400

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(unaudited)

Note 6 – Notes Payable (Continued)

Debentures Payable

Debentures payable consisted of the following at August 31 and February 28, 2011:

	August 31,	February 28,
	2011	2011

Convertible debentures payable	$3,500,000	$3,500,000
Liquidating damages	912,333	912,333
Financing costs	(75,545)	(75,545)
Amortization of financing costs	75,545	75,545

	$4,412,333	$4,412,333

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
August 31, 2011
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

As at August 31, 2011, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
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

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”.  At August 31, 2011, an amount of $912,333 (February 28, 2011 - $912,333) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

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

Included in accrued interest at August 31, 2011 is $975,000 (February 28, 2011 - $800,000) for accrued interest and redemption premiums on these debentures payable.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(unaudited)

Note 6 – Notes Payable (Continued)

Promissory Notes

On April 2, 2008 the Company was loaned $250,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the Company, or (ii) April 1, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As of May 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

On May 6, 2008 the Company was loaned $150,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 1, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly.  Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As of May 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

On May 23, 2008 the Company was loaned $50,000 by the issuance of a promissory note, to be paid on the earlier of (i) the date that the Company obtains equity financing from a third party in the minimum amount of $1,000,000 net to the company, or (ii) May 23, 2009.  For the period from the date of advance of the loan up to and including the date that the loan is repaid, interest will accrue on the loan on the balance of principal outstanding at the rate of 10% per annum, compounded monthly. Interest will be payable in a balloon payment on the date the loan is repaid. The note is unsecured.  As of May 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

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

The Company recorded a beneficial conversion feature of $32,665 with respect to the loan at September 21, 2010 and has included in income amortization expense of $13,401 relating to the beneficial conversion feature during the six months ended August 31, 2011 ($19,264 during the year ended February 28, 2011).  During the six months ended August 31, 2011, the note holder elected to convert $$37,000 of the note into 4,972,969 shares of the Company’s restricted common stock at an average price of $0.014 per share, resulting in a loss from the conversion of $32,923.  The net remaining loan balance was $8,000 at August 31, 2011.

Included in accrued interest at August 31, 2011 is $232,544 (February 28, 2011 - $201,991) for accrued interest on these notes payable.

Loan Agreement

On May 30, 2008 the Company was loaned $450,000 pursuant to a loan agreement.  The principal and interest is to be paid on the earlier of (i) cash being available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) November 30, 2008.  This loan bears interest at 12% per annum, calculated annually.  The loan is secured by the Company’s assets.  As additional compensation for the loan, the Company issued to the lender 150,000 common shares of the Company.  The fair value of these shares was determined to be $514,500 based on the quoted market price of the shares on the date of issuance and was recorded as a financing fee on the consolidated statement of operations for the year ended February 28, 2009.  As of May 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Included in accrued interest at August 31, 2011 is $270,407 (February 28, 2011 - $232,659) for accrued interest on these notes payable.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
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

During the six months ended August 31, 2011, the Company issued 340,500,000 shares of its restricted common stock in conversion of $181,477 (CAD$ 187,061) of the notes payable, and $142,273 of accrued interest (CAD$ 146,025), at an average price of $0.0127 per share, realizing a loss on the debt conversions of $4,000,250.  There is no remaining balance outstanding at August 31, 2011 of these notes payable.

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

Included in accrued interest at August 31 and February 28, 2011 is $1,502 and $143,228, respectively, for accrued interest on these notes payable.

Ontario obtains advances from a family member of the Company’s President and Chief Executive Officer to provide operating capital when needed.  The advances are non-interest bearing and due on demand.  As of August 31 and February 28, 2011, the Company owed the individual $5,019 and $5,023, respectively, (CAD$ 4,908) net of foreign currency translation adjustments.

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

The Company’s Chief Executive Officer (CEO) advances monies to the Company for payment of general and administrative expenses.  The amounts owed to the CEO are $42,611 and $3,789 as of August 31 and February 28, 2011, respectively.  The amounts due to related parties are unsecured, non-interest bearing and have no specific terms for repayment.

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
August 31, 2011
(unaudited)

Note 7 – Related Party Transactions (Continued)

On July 15, 2010, the Company issued 1,750,000 shares of its restricted common stock in exchange for 100% of the outstanding capital stock of 1536692 Ontario, Inc., a Canadian Corporation, (“Ontario”) through a share exchange transaction to Mr. Jack Lieberman, the father of the Company’s President and Chief Executive Officer.

On August 16, 2010, the Company issued 1,831,752 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.035, or a total of $64,111.

On April 20, 2011, the Company issued 2,000,000 shares of its restricted common stock to Mr. James Malloy, its Secretary, for services rendered.  The shares were valued at the market price on the date of issuance of $0.01, or a total of $20,000.

On April 20, 2011, the Company issued 3,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.01, or a total of $30,000.

On July 13, 2011, the Company issued 2,500,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.012, or a total of $30,000,000.

On August 12, 2011, Mr. William Lieberman, the Company’s President and Chief Executive Officer, returned to the Company 200,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of issuance of $0.012, or a total of $2,400,000.

On August 22, 2011, the Company issued 155,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.0122, or a total of $1,891,000.

On August 31, 2011, Mr. William Lieberman, the Company’s President and Chief Executive Officer, returned to the Company 1,300,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of issuance of $0.012, or a total of $15,600,000.

On August 31, 2011, the Company issued 50,000,000 shares of its preferred stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $50,000.

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

Effective August 31, 2011, the Company amended its Articles of Incorporation decreasing its authorized shares of common stock, par value $0.001, to 2,900,000,000 and increasing its authorized shares of preferred stock to 100,000,000 shares of preferred stock, par value $0.001.  The preferred stock is convertible into shares of common stock at a ratio of 20:1 and shall have the same voting rights as common stock.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(unaudited)

Note 8 – Stockholders’ Deficit (Continued)

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

Shares issued under the agreement were as follows:

Issue Date	Number of Units	Issue Price	Total Proceeds

May 17, 2007	377,358	$5.30	$2,000,000
August 1, 2007	31,056	$8.05	250,000
September 18, 2007	44,199	$9.05	400,000
September 18, 2007	52,133	$10.55	550,000
September 27, 2007	28,708	$10.45	300,000
October 26, 2007	16,381	$12.21	200,000
October 26, 2007	21,097	$11.85	250,000
October 26, 2007	35,897	$9.75	350,000
November 28, 2007	47,337	$8.45	400,000
January 16, 2008	43,478	$3.45	150,000
January 24, 2008	96,154	$5.20	500,000
January 30, 2008	48,387	$3.10	150,000
February 11, 2008	89,286	$2.80	250,000
February 26, 2008	96,774	$3.10	300,000

	1,028,245		$6,050,000

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
August 31, 2011
(unaudited)

Note 8 – Stockholders’ Deficit (Continued)

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

During the six months ended August 31, 2011, the Company issued 340,500,000 shares of its restricted common stock in conversion of $181,477 of related party notes payable, and $142,273 of accrued interest, at an average price of $0.0127 per share.

During the six months ended August 31, 2011, the Company issued 4,972,969 shares of its restricted common stock in conversion of $37,000 of notes payable at an average price of $0.014 per share.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(unaudited)

Note 8 – Stockholders’ Deficit (Continued)

Stock Issued for Services (Continued)

On April 20, 2011, the Company issued 2,000,000 shares of its restricted common stock to Mr. James Malloy, its Secretary, for services rendered.  The shares were valued at the market price on the date of issuance of $0.01, or a total of $20,000.

On April 20, 2011, the Company issued 3,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.01, or a total of $30,000.

On July 13, 2011, the Company issued 2,500,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.012, or a total of $30,000,000.

On August 12, 2011, Mr. William Lieberman, the Company’s President and Chief Executive Officer, returned to the Company 200,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of issuance of $0.012, or a total of $2,400,000.

On August 22, 2011, the Company issued 155,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.0122, or a total of $1,891,000.

On August 31, 2011, Mr. William Lieberman, the Company’s President and Chief Executive Officer, returned to the Company 1,300,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of issuance of $0.012, or a total of $15,600,000.

On August 31, 2011, the Company issued 50,000,000 shares of its preferred stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $50,000.

During the quarter ended August 31, 2011, the Company experienced a change in control as Mr. Lieberman controls 82.5% of the voting shares of the Company as of August 31, 2011.

Common Stock Purchase Warrants

Changes in the Company’s common stock purchase warrants for the six months ended August 31, 2011 and the year ended February 28, 2011 are as follows:

	Six Months ended		Year ended
	August 31, 2011		February 28, 2011
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance at beginning of year	2,000,000	$0.001	3,028,246	$2.53

Warrants expired	-	$-	(1,028,246)	$7.34

Balance at end of period	2,000,000	$0.001	2,000,000	$0.001

The remaining average life of the warrants at August 31, 2011 and February 28, 2011 was 2.16 and 2.66 years, respectively.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(unaudited)

Note 8 – Stockholders’ Deficit (Continued)

Common Stock Purchase Warrants (Continued)

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

At February 28, 2010, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $4,364, which was included in fees payable in stock and warrants at February 28, 2011.  These warrants are exercisable at $2.77 and will expire three years from the date of issuance.  The fair value of these warrants was determined using the Black Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.  These warrants expired May 8, 2011and the fair value of the warrants ($4,364) has been reflected as a credit to consulting fees for the six months ended August 31, 2011.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(unaudited)

Note 9 – Commitments (Continued)

This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at February 28, 2011 and 2010 as it is likely that will be incurred. A total of $12,910,000 was recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations during the year ended February 28, 2009.  During the quarter ended August 31, 2011, the Company’s management has determined that the likelihood of this obligation becoming due and payable was unlikely and has written off the accrual and recognized the amount as a gain on recovery of payables in the statement of operations.

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

Prior to August 31, 2011, $1,507,928 of payables incurred in prior years had been recorded by the Company’s previous management.  Current management has determined that the likelihood of these obligations becoming due and payable was unlikely and has written off the payables and recognized them as a gain on recovery of payables during the quarter ended August 31, 2011.

Note 10 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of August 31, 2011 and February 28, 2011, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the three months ended August 31, 2011 and 2010:

	2011	2010
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

 Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(unaudited)

Note 10 – Income Taxes (Continued)

As of August 31, 2011, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of August 31, 2011.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at August 31, 2011, and has not recognized interest and/or penalties in the statement of operations for either period.

Note 11 – Subsequent Events

On September 1, 2011 the Company issued 1,462,687 shares of its restricted common stock in conversion of $9,800 of notes payable and accrued interest at a market price of $0.014 per share.

On September 7, 2011, the Company entered into a Purchase and Sale agreement to acquire the assets of Renfro Energy LLC, a Texas limited liability company, and Cameron Parish Pipelines LLC, a Texas limited liability company, for a combined $300,000 in cash.  As additional compensation to the seller, the Company agrees to convey and assign at the closing a Ten Percent (10%) Net Profits Interest (“NPI”) to the seller.  NPI is defined as revenues attributable to oil and gas production, less direct expenses and costs, from the Cameron Parish School Board lease (“CPSB”).  The Company expects the acquisition to be completed by October 31, 2011 contingent upon the successful completion of audits of both companies.

On September 20, 2011, the company issued 2,000,000 shares of its restricted stock to a consultant for services rendered.  The shares were valued at the market price on the date of issuance of $0.0531, or $106,200.

On October 7, 2011, the company issued 6,000,000 shares of its restricted common stock in conversion for $6,000 of loans payable and accrued interest at a market price of $0.024 per share.

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

With the acquisition of Ontario in July 2010, the company initiated plans to move into the business of recycling oil based plastics.  We are focused on acquiring, developing and operating plastic recycling operations throughout North America.  We expect to begin operations of this division in fiscal 2012.  Our goal is to become an important partner for leading recycling companies who need proficient services. We expect Ontario to eventually become carbon neutral and process up to 30 Million pounds of post-industrial and post-consumer scrap plastics per year with revenues approaching Five million dollars per year at these processing levels.  We are also aggressively seeking additional acquisition targets in the plastics recycling market place to increase our processing capacity and are currently speaking to companies in the automotive and beverage industries to process plastic waste streams and fulfill circular recycling streams

On September 7, 2011, we entered into a Purchase and Sale agreement to acquire the assets of Renfro Energy LLC, a Texas limited liability company, and Cameron Parish Pipelines LLC, a Texas limited liability company.  We expect the acquisition to be completed by October 31, 2011 contingent upon the successful completion of audits of both companies.  Our plans are for these acquired companies to begin producing oil and gas and realizing revenues by February 29, 2012.  The expected cash required to accomplish successful production is estimated to be $600,000 during the next six months.

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

Results of Operations

For the Three Months Ended August 31, 2011 and 2010

Revenues

The Company had no revenues for the three months ended August 31, 2011 and 2010.

Operating Expenses

For the three months ended August 31, 2011, our operating expenses were $13,966,946 compared to $1,345,800 for the three months ended August 31, 2010, representing an increase of $12,621,146.  The increase in operating expenses was primarily attributable to a decrease in general and administrative expenses of $1,327,354 (reflecting our changes in administrative activity and changes in management structure) and an increase in consulting fees of $13,948,500 primarily consisting of stock based compensation of 13,941,000.

Other Income (Expense)

During the three months ended August 31, 2011, we incurred interest expense of $124,794 compared to $120,129 in the same period of 2010.  We realized a gain on recovery of payables of $14,417,928, offset by a loss on conversion of debt of $3,999,923 and accretion of convertible note discounts of $2,513 for the three months ended August 31, 2011.  For the three months ended August 31, 2010, we realized an impairment of goodwill of $397,575.

For the Six Months Ended August 31, 2011 and 2010

Revenues

The Company had no revenues for the six months ended August 31, 2011 and 2010.

Operating Expenses

For the six months ended August 31, 2011, our operating expenses were $14,023,754 compared to $831,300 for the six months ended August 31, 2010, representing an increase of $13,192,454.  The increase in operating expenses was primarily attributable to a decrease in general and administrative expenses of $1,316,182 (reflecting our changes in administrative activity and changes in management structure) and an increase in consulting fees of $13,994,136 primarily consisting of stock based compensation of 13,991,000.  For the six months ended August 31, 2010, we recorded a credit to finance fees of $(514,500) while we incurred no finance fees for the six months ended August 31, 2011.

Other Income (Expense)

During the six months ended August 31, 2011, we incurred interest expense of $251,023 compared to $237,686 in the same period of 2010.  We realized a gain on recovery of payables of $14,417,928, offset by a loss on conversion of debt of $4,033,173 and accretion of convertible note discounts of $13,401 for the six months ended August 31, 2011.  For the six months ended August 31, 2010, we realized an impairment of goodwill of $397,575.

Net Loss

For the period from November 4, 2004 (date of inception) to August 31, 2011, we have incurred an accumulated loss of $48,037,049.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended August 31, 2011 compared to the six months ended August 31, 2010

As of August 31, 2011, the Company had no cash and a deficit in working capital of $6,827,417.  The Company used cash of $38,822 in operations for the six months ended August 31, 2011. The Company used $1,732 in operating activities during the six months ended August 31, 2010.

No cash flows were generated from investing activities and cash from financing activities was $38,822, consisting of advances from its officer, for the six months ended August 31, 2011.  No cash flows were generated from investing or financing activities for the six months ended August 31, 2010.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On June 15, 2011, the Company issued 6,000,000 shares of its restricted common stock in conversion of $6,000 of notes payable at a price of $0.001 per share.

On July 13, 2011, the Company issued 261,000,000 shares of its restricted common stock in conversion of $251,000 of notes payable at an average price of $0.00096 per share.

On July 13, 2011, the Company issued 2,500,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.012, or a total of $30,000,000.

On July 28, 2011, the Company issued 10,000,000 shares of its restricted common stock in conversion of $10,000 of notes payable at a price of $0.001 per share.

On August 9, 2011, the Company issued 1,010,101 shares of its restricted common stock in conversion of $10,000 of notes payable at a price of $0.0099 per share.

On August 11, 2011, the Company issued 60,000,000 shares of its restricted common stock in conversion of $55,000 of notes payable at an average price of $0.00092 per share.

On August 12, 2011, Mr. William Lieberman, the Company’s President and Chief Executive Officer, returned to the Company 200,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of issuance of $0.012, or a total of $2,400,000.

On August 22, 2011, the Company issued 155,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.0122, or a total of $1,891,000.

On August 24, 2011, the Company issued 1,690,141 shares of its restricted common stock in conversion of $12,000 of notes payable at a price of $0.0071 per share.

On August 30, 2011, the Company issued 2,272,727 shares of its restricted common stock in conversion of $15,000 of notes payable at a price of $0.0066 per share.

On August 31, 2011, Mr. William Lieberman, the Company’s President and Chief Executive Officer, returned to the Company 1,300,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of issuance of $0.012, or a total of $15,600,000.

On August 31, 2011, the Company issued 50,000,000 shares of its preferred stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $50,000.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

During the quarter ended August 31, 2011, the Company experienced a change in control as Mr. William Lieberman, the Company’s Chief Executive Officer and sole Director, controls 82.5% of the voting shares of the Company as of August 31, 2011.

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

/s/ William Lieberman	October 19, 2011
President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)	Date