Form 10-Q
period 2011-11-30
FOX PETROLEUM INC.
filed 2012-01-13
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
Yes  ☒ No  ☐

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
Yes  ☐  No  ☒

As of as of January 9, 2012 the registrant had 595,000,000 shares of its Common Stock, $0.001 par value, outstanding.

FOX PETROLEUM INC.
FORM 10-Q
AUGUST 31, 2011
INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of November 30, 2011 (unaudited) and February 28, 2011	4
	Consolidated Statements of Operations for the Three and Nine Months Ended November 30, 2011 and 2010 and for the Period November 4, 2004 (Inception) to November 30, 2011 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2011 and 2010 and for the Period November 4, 2004 (Inception) to November 30, 2011 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1.A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	(Removed & Reserved)	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

SIGNATURE		43

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	November 30,	February 28,
	2011	2011
	(Unaudited)	Restated
ASSETS

Current assets
Cash	$19	$—
Accounts receivable	46,142	—
Due from affiliate	22,500	22,500
Total current assets	68,661	22,500

Property and equipment, net	67,192	35,991

Oil and gas assets, net	248,940	—

Total assets	$384,793	$58,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$8,900	$14,432,928
Accrued interest	1,599,130	1,234,651
Accrued interest, related parties	—	143,228
Due to officer	70,505	—
Due to director	52,811	3,789
Acquisition liability, related party	300,000	—
Notes payable	5,312,333	5,343,932
Notes payable, related parties	598	196,468
Total current liabilities	7,344,277	21,354,996

Fees payable in stock and warrants	—	4,364

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 and 50,000,000 shares authoized, 60,000,000 and no shares shares issued and outstanding at November 30 and February 28, 2011, respectively	60,000	—
Common stock, $.001 par value, 2,900,000,000 and 90,000,000 shares authorized, 525,000,000 and 111,924,997 shares issued and outstanding at November 30 and February 28, 2011, respectively	525,000	111,925
Additional paid-in capital	27,688,931	22,738,715
Accumulated other comprehensive income (loss)	(2,199)	(17,883)
Deficit accumulated during the development stage	(35,231,216)	(44,133,626)
Total stockholders’ deficit	(6,959,484)	(21,300,869)

Total liabilities and stockholders’ deficit	$384,793	$58,491

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the Period
					November 4, 2004
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2010	2011	2010	2011
		Restated		Restated	Restated

Sales revenue	$46,142	$—	$46,142	$—	$46,142

Cost of sales	46,142	—	46,142	—	46,142

Gross profit	—	—	—	—	—

Operating expenses:
Lease operating expenses	22,139	—	22,139	—	22,139
General and administrative expenses	19,689	2,110,614	49,307	3,456,414	4,336,613
Consulting fees	(13,108,532)	—	885,604	—	5,061,858
Finance fees	—	20,000	—	(494,500)	9,218,304
Impairment of oil and gas assets	—	—	—	—	10,046,683
Loss on failure to perform obligations under oil and gas commitments	—	—	—	—	12,910,000
Management fees	—	—	—	—	1,380,186
Total operating expenses	(13,066,704)	2,130,614	957,050	2,961,914	42,975,783

Income (loss) from operations	13,066,704	(2,130,614)	(957,050)	(2,961,914)	(42,975,783)

Other income (expense):
Gain on recovery of VAT receivable	—	—	—	—	78,451
Gain on recovery of payables	—	—	14,417,928	—	17,727,691
Interest and other income	—	—	—	—	9,986
Interest expense	(122,871)	(124,659)	(373,894)	(362,345)	(2,179,006)
Impairment of goodwill	—	—	—	(397,575)	(397,575)
Accretion of convertibe note discounts	—	(8,376)	(13,401)	(8,376)	(2,608,157)
Loss on conversion of debt	(138,000)	(678,900)	(4,171,173)	(678,900)	(4,886,823)
Total other income (expense)	(260,871)	(811,935)	9,859,460	(1,447,196)	7,744,567

Income (loss) before income taxes	12,805,833	(2,942,549)	8,902,410	(4,409,110)	(35,231,216)

Provision for income taxes	—	—	—	—	—

Net income (loss)	$12,805,833	$(2,942,549)	$8,902,410	$(4,409,110)	$(35,231,216)

Net income (loss) per share - basic	$0.01	$(0.08)	$0.01	$(0.13)

Net income (loss) per share - diluted	$0.00	$(0.08)	$0.00	$(0.13)

Weighted average number of shares outstanding:
Basic	1,523,945,012	35,980,487	1,074,116,442	34,607,790

Diluted	3,312,037,449	35,980,487	2,862,208,879	34,607,790

Net income (loss)	$12,805,833	$(2,942,549)	$8,902,410	$(4,409,110)	$(35,231,216)

Foreign currency translation gain (loss)	(1,441)	(11,204)	15,684	4,517	7,562

Total comprehensive income (loss)	$12,804,392	$(2,953,753)	$8,918,094	$(4,404,593)	$(35,223,654)

See accompanying notes to unaudited consolidated  financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
			November 4, 2004
	For the Nine Months Ended		(Inception) to
	November 30,		November 30,
	2011	2010	2011
		Restated
Cash flows from operating activities:
Net income (loss)	$8,902,410	$(4,409,110)	$(35,231,216)
Adjustments to reconcile net loss to net cash used in operations:
Donated services and rent	—	—	21,000
Depreciation	18,520	6,796	30,581
Accretion of convertible debt discount	13,401	8,376	2,608,157
Loss on debt conversion	4,171,173	678,900	4,886,823
Fees payable in stock and warrants	(4,364)	—	(7,374)
Finance fees paid in stock and warrants	—	(514,500)	7,755,794
Gain on settlement of accounts payable	(14,417,928)	—	(17,727,691)
Impairment of oil and gas assets	—	—	10,046,683
Impairment of goodwill	—	397,575	397,575
Gain of VAT receivable written off	—	—	(78,451)
Stock issued for services	875,568	3,447,112	4,335,180
Changes in operating assets and liabilities:
Accounts receivable	(46,142)	—	(46,142)
VAT Refund and other recivables	—	—	78,451
Accounts payable and accrued expenses	(6,100)	—	18,300,888
Accrued interest	366,279	362,345	1,570,871
Accrued interest, related parties	7,615	—	18,792
Net cash used in operating activities	(119,568)	(22,506)	(3,040,079)

Cash flows from investing activities:
Cash acquired from acquisitions	60	9	69
Advances to related entities	—	(22,500)	(22,500)
Proceeds (investment) in oil and gas interests	—	—	(7,702,687)
Net cash from (used in) investing activities	60	(22,491)	(7,725,118)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	6,196,900
Proceeds from issuance of notes payable	—	45,000	4,445,000
Advances from officer	70,505	—	74,294
Advances from director	49,022	—	49,022
Advances from related parties	—	—	34,000
Repayments of advances from related parties	—	—	(34,000)
Net cash from financing activities	119,527	45,000	10,765,216

Net increase in cash	19	3	19

Cash at beginning of period	—	—	—

Cash at end of period	$19	$3	$19

See accompanying notes to unaudited consolidated financial statements.
Continued on next page

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			For the Period
			November 4, 2004
	For the Nine Months Ended		(Inception) to
	November 30,		November 30,
	2011	2010	2011
		Restated	Restated
Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—	$16,667

Cash paid for taxes	$—	$—	$—

Non-cash investing and financing activities:

Common stock issued in conversion of notes payable and accrued interest, related parties	$4,468,000	$716,900.00	$5,222,400

Common stock issued in conversion of notes payable and accrued interest	$79,723	$—	$79,723

Cancellation of subscriptions for 52,000,000 shares of common stock	$—	$26,000,000	$26,000,000

Issuance of 1,750,000 shares of common stock for acquisition of 1536692 Ontario, Inc.	$—	$96,250	$96,250

Benefical conversion feature on convertible debt	$—	$32,665	$2,608,157

Issuance of 52,000,000 common stock subscriptions	$—	$—	$26,000,000

Issuance of 4,080,000 shares of common stock for oil and gas interests	$—	$—	$1,965,702

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
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

Consolidated Balance Sheet – February 28, 2011
	February 28, 2011
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets
Cash	$—	$—	$—
Due from affiliate	—	22,500	22,500
Total current assets	—	22,500	22,500

Property and equipment, net	—	35,991	35,991

Total assets	$—	$58,491	$58,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,360,246	$(3,927,318)	$14,432,928
Accrued interest	—	1,234,651	1,234,651
Accrued interest, related parties	—	143,228	143,228
Due to officer	—	3,789	3,789
Notes payable	5,312,333	31,599	5,343,932
Notes payable, related parties	—	196,468	196,468
Total current liabilities	23,672,579	(2,317,583)	21,354,996

Fees payable in stock and warrants	44,461	(40,097)	4,364

Stockholders’ deficit
Preferred stock	—	—	—
Common stock	84,818	27,107	111,925
Additional paid-in capital	44,937,395	(22,198,680)	22,738,715
Subscriptions receivable	(26,000,000)	26,000,000	—
Accumulated other comprehensive income (loss)	—	(17,883)	(17,883)
Deficit accumulated during the exploration stage	(42,739,253)	(1,394,373)	(44,133,626)
Total stockholders’ deficit	(23,717,040)	2,416,171	(21,300,869)

Total liabilities and stockholders’ deficit	$—	$58,491	$58,491

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
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

Consolidated Balance Sheet – November 30, 2010

	November 30, 2010
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets
Cash	$—	$3	$3
Due from affiliate	—	22,500	22,500
Total current assets	—	22,503	22,503

Property and equipment, net	—	39,645	39,645

Total assets	$—	$62,148	$62,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,360,246	$(757,698)	$17,602,548
Accrued interest	—	1,113,608	1,113,608
Accrued interest, related parties	—	132,538	132,538
Notes payable	5,312,333	20,711	5,333,044
Notes payable, related parties	—	188,916	188,916
Total current liabilities	23,672,579	698,075	24,370,654

Fees payable in stock and warrants	44,461	—	44,461

Stockholders’ deficit
Common stock	84,818	26,107	110,925
Additional paid-in capital	44,937,395	(22,247,680)	22,689,715
Subscriptions receivable	(26,000,000)	26,000,000	—
Accumulated other comprehensive income (loss)	—	(5,244)	(5,244)
Deficit accumulated during the development stage	(42,739,253)	(4,409,110)	(47,148,363)
Total stockholders’ deficit	(23,717,040)	(635,927)	(24,352,967)

Total liabilities and stockholders’ deficit	$—	$62,148	$62,148

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statement of Operations – Three Months ended November 30, 2010

	Three Months ended November 30, 2010
	As previously		As
	reported	Adjustments	restated

Sales revenue	$—	$—	$—

Operating expenses:
General and administrative expenses	—	2,110,614	2,110,614
Consulting fees	16,000	(16,000)	—
Finance Fees	—	20,000	20,000
Total operating expenses	16,000	2,114,614	2,130,614

Loss from operations	(16,000)	(2,114,614)	(2,130,614)

Other income (expense):
Interest expense	—	(124,659)	(124,659)
Accretion of convertibe note discounts	—	(8,376)	(8,376)
Loss on conversion of debt	—	(678,900)	(678,900)
Total other income (expense)	—	(811,935)	(811,935)

Loss before income taxes	(16,000)	(2,926,549)	(2,942,549)

Provision for income taxes	—	—	—

Net loss	$(16,000)	$(2,926,549)	$(2,942,549)

Net loss per share - basic and diluted	$(0.00)		$(0.03)

Weighted average number of shares outstanding - Basic and Diluted	24,063,670	61,838,250	85,901,920

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations – Nine Months ended November 30, 2010

	Nine Months ended November 30, 2010
	As previously		As
	reported	Adjustments	restated

Sales revenue	$—	$—	$—

Operating expenses:
General and administrative expenses	—	3,456,414	3,456,414
Finance Fees	—	(494,500)	(494,500)
Total operating expenses	—	2,961,914	2,961,914

Loss from operations	—	(2,961,914)	(2,961,914)

Other income (expense):
Interest expense	—	(362,345)	(362,345)
Impairment of goodwill	—	(397,575)	(397,575)
Accretion of convertibe note discounts	—	(8,376)	(8,376)
Loss on conversion of debt	—	(678,900)	(678,900)
Total other income (expense)	—	(1,447,196)	(1,447,196)

Loss before income taxes	—	(4,409,110)	(4,409,110)

Provision for income taxes	—	—	—

Net loss	$—	$(4,409,110)	$(4,409,110)

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2010

	Nine Months ended November 30, 2010
	As previously		As
	reported	Adjustments	restated

Cash flows from operating activities:
Net loss	$—	$(4,409,110)	$(4,409,110)
Adjustments to reconcile net income loss to net cash used in operations:
Depreciation	—	6,796	6,796
Finance fees paid in stock and warrants	—	(514,500)	(514,500)
Impairment of goodwill	—	397,575	397,575
Stock issued for services	—	3,447,112	3,447,112
Changes in operating assets and liabilities:
Accrued interest	—	362,345	362,345
Net cash used in operating activities	—	(22,506)	(22,506)

Cash flows from investing activities:
Cash acquired from acquisitions	—	9	9
Net from investing activities	—	(22,491)	(22,491)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	—
Proceeds from issuance of notes payable	—	45,000	45,000
Net cash from financing activities	—	45,000	45,000

Effect of exchange rate changes on cash	—	—	—

Net increase in cash	—	3	3

Cash at beginning of period	—	—	—

Cash at end of period	$—	$3	$3

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
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

On July 15, 2010, the Company entered into a Share Exchange Agreement (the “Resource Share Exchange Agreement”) with Resource Polymers Inc. (“Resource”), a Canadian corporation, and the shareholders of Ontario (“Ontario Shareholders”) to acquire 100% of the capital stock of Resource.  During the quarter ended August 31, 2011, the acquisition had not been completed as Resource had not satisfied its conditions precedent to closing the exchange and the Company rescinded the Resource Share Exchange Agreement.

On September 7, 2011, the Company entered into a Purchase and Sale agreement to acquire the assets of Renfro Energy LLC (“Renfro”), a Texas limited liability company, and Cameron Parish Pipelines LLC (“CPP”), a Texas limited liability company, for a combined $300,000 in cash.  As additional compensation to the seller, the Company agrees to convey and assign at the closing a Ten Percent (10%) Net Profits Interest (“NPI”) to the seller.  NPI is defined as revenues attributable to oil and gas production, less direct expenses and costs, from the Cameron Parish School Board lease (“CPSB”).  The conditions precedent to the acquisition were satisfied, and the acquisition was completed, on December 13, 2011 with the effective date as of September 7, 2011.

On January 5, 2012, the Company entered into an Amendment to the Purchase and Sale Agreement for the acquisition of Renfro Energy LLC and Cameron Parish Pipelines LLC.  Pursuant to the Amendment, the parties agreed that the consideration to be issued for the acquisition would be 30,000,000 shares of the Company’s restricted common stock.  Additionally, the seller has the option to re-purchase 100% of the membership interests of Renfro Energy LLC and Cameron Parish Pipelines LLC for the 30,000,000 shares of the Company’s common stock on or before April 5, 2012.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 2 – Nature of Business, Presentation, and Going Concern (Continued)

The Company is currently exploring new acquisition opportunities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America (“U.S. GAAP”) for interim financial statement presentation and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited consolidated financial statements should be read in conjunction with our 2011 annual financial statements included in our Amendment No. 1 to Form 10K, filed with the SEC on August 9, 2011.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had $19 in cash and an accumulated deficit during the development stage of $35,231,216 at November 30, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Fox Petroleum Inc. and its wholly-owned subsidiaries, 1536692 Ontario, Inc., Fox Petroleum (Alaska) Inc., Fox Energy Exploration Limited, Renfro Energy LLC, and Cameron Parish Pipelines LLC.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2010 statement of operations, and statement of cash flows have been reclassified to conform to the current period presentation.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
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

Development Stage and Mineral Property and Exploration Costs

The Company has been in the development stage since November 4, 2004, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, and has not yet realized significant revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of oil and gas mineral properties.

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has incurred $17,000 of exploration and acquisition costs and $0 of development costs from inception through November 30, 2011.

In connection with the acquisition of Renfro Energy LLC, the Company assigned $248,940 of the purchase price to oil and gas acquisition costs related to the probable-proven reserves in two wells under the Cameron School Board Lease which Renfro retains a 90% interest.  The oil and gas assets will be amortized using the units-of-production method over the estimated life of the probable-proven reserves.

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
November 30, 2011
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include amounts due from affiliate, accounts payable and accrued expenses and amounts due to officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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
November 30, 2011
 (unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders’ equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

The Company has not adopted a stock option plan and has not granted any stock options as of November 30, 2011.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of November 30, 2011.

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
November 30, 2011
 (unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of November 30, 2011 and 2010, there were 2,000,000 and 2,970,888 warrants outstanding, respectively, and $3,500,000 of convertible debentures payable which are convertible at the option of the note holder at the rate of the lesser of i) 100% of the volume weighted average stock price (“VWAP”) on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date. At November 30, 2011, there were 60,000,000 shares of preferred stock outstanding convertible into 1,200,000,000 shares of common stock.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of November 30, 2011.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements, if adopted, will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2011 through the date these financial statements were issued.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following at November 30 and February 28, 2011:

	August 31,	February 28,
	2011	2011

Plant and machinery	$255,457	$215,945
Less: accumulated depreciation	(188,265)	(179,954)

Property and equipment, net	$67,192	$35,991

The Company recorded $51,000 of plant and machinery in the acquisition of Renfro Energy LLC. Depreciation expense for the nine months ended November 30, 2011 and 2010 was $18,520 and $6,796, respectively.

Note 5 – Oil and Gas Interests

The Company has oil and gas interests in the North Sea and the United States and has not yet determined whether these properties contain reserves that are economically recoverable. In connection with the acquisition of Renfro Energy LLC, the Company acquired oil and gas interests on proven properties.  Oil and gas interests consisted of the following at November 30 and February 28, 2011:

	November 30, 2011			February 28, 2011
	United	United		United	United
	States	Kingdom	Total	States	Kingdom	Total

Unproved properties:
acquistion costs	$3,701,871	$23,439	$3,725,310	$3,701,871	$23,439	$3,725,310
exploration costs	2,347,394	4,084,668	6,432,062	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372	6,049,265	4,108,107	10,157,372

Proved properties:
acquistion costs	248,940	—	248,940	—	—	—

Less: Write-down of oil & gas interests	(5,938,576)	(4,108,107)	(10,046,683)	(5,938,576)	(4,108,107)	(10,046,683)
Less: Incidental revenue	(110,689)	—	(110,689)	(110,689)	—	(110,689)

	$248,940	$—	$248,940	$—	$—	$—

During the quarter ended August 31, 2010, the Company decided to no longer continue with exploration activities in the unproved interests and is exploring alternatives of disposing of its existing interests in the North Sea and the United States.

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
November 30, 2011
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

On January 30, 2009, the Company entered into an agreement with the original lease vendors (the “Payers”) regarding twelve of the North Slope oil and gas leases (the “Twelve Leases”). Under the terms of the Agreement, the Payers agreed to use their best efforts to make, on the Company’s behalf, annual rental payments for the Twelve Leases totaling up to $64,980 on or before the February 1, 2009 due date.

The Company agreed to repay to the Payers by March 2, 2009 any portion of the Payments made by the Payers (the “Repayment Amount”). The Repayment Amount is subject to an 18% interest rate per annum. The Company also granted the Payers a security interest in the Company’s right, title, and interest in the Twelve Leases. The Company further agreed to transfer and assign its right, title, and interest in the Twelve Leases to the Payers in the event of the Company’s failure to pay the Repayment Amount in a timely manner.

The Company failed to pay the Repayment Amount and by an agreement dated May 14, 2009, the Payers agreed to extend the repayment date until August 14, 2009 in return for the lease assignment documents for the Twelve Leases being executed and delivered into escrow.

The Company entered into an agreement dated May 16, 2009 with the Payers in respect of five of the remaining North Slope oil and gas leases (the “Five Leases”).  Pursuant to this agreement, the Payers made annual lease payments totaling $25,126 for the Five Leases on behalf of the Company.  The amount paid on behalf of the Company is subject to an 18% interest rate per annum. The Company also executed an assignment to the Payers of the Company’s right, title, and interest in the Five Leases to be delivered into escrow in the event the Company fails to repay the payers by August 14, 2009.

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
November 30, 2011
 (unaudited)

Note 5 – Oil and Gas Interests (Continued)

Spears Gas Well, Texas, United States

Pursuant to a subscription agreement dated October 9, 2007, the Company acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for US$500,000.

As at November 30 and February 28, 2011, the gas well is shut-in awaiting further financing.

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

Subsequent to February 28, 2009, the Company entered into an agreement dated May 29, 2009 with the Payers in respect of these three oil and gas leases (the “Three Leases”).  Pursuant to this agreement, the Payers made annual lease payments totaling $25,780 for the Three Leases on behalf of the Company.  The amount paid on behalf of the Company is subject to an 18% interest rate per annum. The Company also executed an assignment to the Payers of the Company’s right, title, and interest in the Five Leases to be delivered into escrow in the event the Company fails to repay the payers by August 14, 2009.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 5 – Oil and Gas Interests (Continued)

Geneseo-Edwards, Kansas, United States (Continued)

During the year ended February 28, 2009, two trade creditors issued mechanical liens against the oil and gas leases and its facilities for non-payment of outstanding invoices totaling $528,079.

During the year ended February 28, 2010, the Company assigned its interest in these oil and gas leases to a creditor in return for a loan rescheduling (Note 5) and entering into an agreement not to sue the Company for defaulting on a loan agreement.  The creditor also received 15,000,000 common shares pledged as security from the Company’s treasury against the notes payable.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 6 – Notes Payable

Notes payable at November 30 and February 28, 2011 consisted of:

	November 30,	February 28,
	2011	2011

Debenture payable	$4,412,333	$4,412,333
Promissory notes, net of discount	450,000	481,599
Loan agreement	450,000	450,000
Notes payable, related parties	598	196,468

	$5,312,931	$5,540,400

Debentures Payable

Debentures payable consisted of the following at November 30 and February 28, 2011:

	November 30,	February 28,
	2011	2011

Convertible debentures payable	$3,500,000	$3,500,000
Liquidating damages	912,333	912,333
Financing costs	(75,545)	(75,545)
Amortization of financing costs	75,545	75,545

	$4,412,333	$4,412,333

Pursuant to an Amendment to Securities Purchase Agreement, Secured Debenture, Registration Rights Agreement and Security Agreement dated October 31, 2008 (“Amendment Agreement”), the Company amended a Securities Purchase Agreement, Debentures, a Registration Rights Agreement, an Escrow Agreement and a Pledge and Escrow Agreement (“Original Agreements”) all originally dated June 24, 2008.  Under the Amendment Agreement the Company issued three secured convertible debentures totaling $3,500,000 consisting of two “Amended Debentures” and one “New Debenture”:

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

In consideration for the holder’s agreement to extend the maturity date of the original convertible debt from October 24, 2008 to April 30, 2009, the Company cancelled the original 500,000 warrants issued in connection with the Original Debenture and replaced them with 2,000,000 warrants with a term of 5 years and a decreased exercise price of $0.001 .

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
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
November 30, 2011
 (unaudited)

Note 6 – Notes Payable (Continued)

Debentures Payable (Continued)

(i)	Amended Debentures - $2,500,000 (Continued)

The debenture also contains certain restrictions on the Company for new share or debt issuances as long as any principal or interest amount remains outstanding on the debenture.

As at November 30, 2011, the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 6 – Notes Payable (Continued)

Debentures Payable (Continued)

(ii)	New Debenture - $1,000,000 (Continued)

Included in accrued interest at November 30, 2011 is $1,062,500 (February 28, 2011 - $800,000) for accrued interest and redemption premiums on these debentures payable.

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

The Company recorded a beneficial conversion feature of $32,665 with respect to the loan at September 21, 2010 and has been included in income as accretion expense of $13,401 relating to the beneficial conversion feature during the nine months ended November 30, 2011 ($19,264 during the year ended February 28, 2011).  During the nine months ended November 30, 2011, the note holder elected to convert the $45,000 of the note plus $1,800 of accrued interest thereon into 6,435,656 shares of the Company’s restricted common stock at an average price of $0.012 per share.  The loan balance was fully converted at November 30, 2011.

Included in accrued interest at November 30, 2011 is $246,485 (February 28, 2011 - $201,991) for accrued interest on these notes payable.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 6 – Notes Payable (Continued)

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

Included in accrued interest at August 31, 2011 is $290,144 (February 28, 2011 - $232,659) for accrued interest on these notes payable.

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

During the nine months ended November 30, 2011, the Company issued 342,030,000 shares of its restricted common stock in conversion of $181,477 (CAD$ 187,061) of the notes payable, and $143,803 of accrued interest (CAD$ 147,494), at an average price of $0.0131 per share, realizing a loss on the debt conversions of $4,080,140.  There is no remaining balance outstanding at November 30, 2011 of these notes payable.

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

Included in accrued interest at November 30 and February 28, 2011 is $0 and $143,228, respectively, for accrued interest on these notes payable.

Ontario obtains advances from a family member of the Company’s President and Chief Executive Officer to provide operating capital when needed.  The advances are non-interest bearing and due on demand.  During the three months ended November 30, 2011, the Company issued 4,470,000 shares of its restricted common stock in conversion of $4,470 (CAD$ 4,291) of the advance, at an average price of $0.014 per share, realizing a loss on the debt conversions of $58,110.  As of November 30 and February 28, 2011, the Company owed the individual $642 and $5,023, respectively, (CAD$ 617 and CAD$4,908, respectively) net of foreign currency translation adjustments.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 7 – Acquisition of Subsidiaries

Effective September 7, 2011, the Company acquired 100% of the outstanding membership interests of Renfro Energy LLC (“Renfro”), a Texas limited liability company, and Cameron Parish Pipelines LLC (“CPP”), a Texas limited liability company, for a combined $300,000 in cash. In connection with the acquisition, Mr. James Renfro, the seller of the membership interests, was appointed as President of the Company. For accounting purposes, the acquisition was accounted for using the purchase method in accordance with ASC 805 “Business Combinations”. The following table summarizes the consideration to be given as of the acquisition date and the fair values of the assets acquired and liabilities assumed at the acquisition date.

Consideration given:

Amount due in cash	$300,000

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$60
Property and equipment, net	51,000
Oil and gas interests	248,940

Total identifiable net assets	$300,000

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

The Company’s Director advances monies to the Company for payment of general and administrative expenses.  The amounts owed to the Director are $52,811 and $3,789 as of November 30 and February 28, 2011, respectively.  The amounts due to the Director are unsecured, non-interest bearing and have no specific terms for repayment.

The Company’s President advances monies to the Company for payment of operations, general and administrative expenses.  In addition, on November 29, 2011, the President (as the previous owner of Renfro Energy LLC) sold $46,142 of oil inventory to the Company.  The amounts owed to the President are $70,505 and $0 as of November 30 and February 28, 2011, respectively.  The amounts due to the President are unsecured, non-interest bearing and have no specific terms for repayment.

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
November 30, 2011
 (unaudited)

Note 8 – Related Party Transactions (Continued)

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

On November 21, 2011, the Company issued 10,000,000 shares of its preferred stock to Mr. William Lieberman, its Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $10,000.

On November 21, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 1,000,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.0115, or a total of $11,500,000.

On November 29, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 101,860,653 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.017, or a total of $1,731,631.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

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
November 30, 2011
 (unaudited)

Note 9 – Stockholders’ Deficit (Continued)

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
November 30, 2011
 (unaudited)

Note 9 – Stockholders’ Deficit (Continued)

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

During the nine months ended November 30, 2011, the Company issued 346,500,000 shares of its restricted common stock in conversion of $185,947 of related party notes payable, and $143,803 of accrued interest, at an average price of $0.0129 per share.

During the nine months ended November 30, 2011, the Company issued 6,435,656 shares of its restricted common stock in conversion of $45,000 of notes payable, and $1,800 of accrued interest, at an average price of $0.012 per share.

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
November 30, 2011
 (unaudited)

Note 9 – Stockholders’ Deficit (Continued)

Stock Issued for Services (Continued)

On September 20, 2011, the Company issued 2,000,000 shares of its restricted common stock to an individual for services rendered.  The shares were valued at the market price on the date of issuance of $0.0531, or a total of $106,200.

On November 21, 2011, the Company issued 50,000,000 shares of its preferred stock to Mr. William Lieberman, its Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $10,000.

On November 21, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 1,000,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.0115, or a total of $11,500,000.

On November 29, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 101,860,653 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.017, or a total of $1,731,631.

Common Stock Purchase Warrants

Changes in the Company’s common stock purchase warrants for the nine months ended November 30, 2011 and the year ended February 28, 2011 are as follows:

	Nine Months ended		Year ended
	November 30, 2011		February 28, 2011
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance at beginning of year	2,000,000	$0.001	3,028,246	$2.53

Warrants expired	—	$—	(1,028,246)	$7.34

Balance at end of period	2,000,000	$0.001	2,000,000	$0.001

The remaining average life of the warrants at November 30, 2011 and February 28, 2011 was 1.91 and 2.66 years, respectively.

A finder’s fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 6) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.  As of February 28, 2011 these warrants had not been exercised and expired.  The fair value of the shares ($1,208) has been reflected as a credit to consulting fees for the year ended February 28, 2011.

A finder’s fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 6) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192.6%; Dividend rate – 0%; and risk free interest rate is 1.0%.  As of February 28, 2011 these warrants had not been exercised and expired.  The fair value of the shares ($1,779) has been reflected as a credit to consulting fees for the year ended February 28, 2011.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

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
November 30, 2011
 (unaudited)

Note 10 – Commitments (Continued)

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

In connection with the acquisition of Renfro Energy LLC on September 7, 2010, as additional compensation to the seller, the Company agreed to convey and assign a Ten Percent (10%) Net Profits Interest (“NPI”) to the seller.  NPI is defined as revenues attributable to oil and gas production, less direct expenses and costs, from the Cameron Parish School Board lease (“CPSB”).  As of November 30, 2011 the wells included in CPSB are non-producing.

Note 11 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of November 30, 2011 and February 28, 2011, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the nine months ended November 30, 2011 and 2010:

	2011	2010
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of November 30, 2011, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

 Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
 (unaudited)

Note 11 – Income Taxes (Continued)

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of November 30, 2011.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at November 30, 2011, and has not recognized interest and/or penalties in the statement of operations for either period.

Note 12 – Subsequent Events

Mr. William Lieberman, has resigned effective December 13, 2011 from the position of Chief Executive Officer but will remain the director of Fox Petroleum and Mr. James R. Renfro has been appointed the company’s Chief Executive Officer effective December  13, 2011.  Mr. Renfro was appointed President of Fox Petroleum on August 30, 2011.

Mr. James R. Renfro, 51, is the owner and managing member of Renfro Energy, LLC has been in the oil business for nearly thirty years.  His oil and gas background includes six years with Exxon Company, USA as a petroleum engineer, one year in the Strategic Planning group of Shell Oil, and two years as an energy investment banker with EnCap Investments.  Mr. Renfro served for two years as Chief Executive Officer of a small publicly traded company, Omni Oil and Gas, Inc., and has spent more than eighteen years as a private owner and operator of independent oil and gas companies located throughout Texas and Louisiana.  Jim has done nearly $20 million dollars in private oil and gas transactions during the past two decades. Jim received his MBA in Finance from The University of Chicago  and spent three years in New York City as an investment banker in the corporate finance department at Dean Witter Reynolds Inc./Morgan Stanley

Mr. James Molloy has resigned effective December 13, 2011 as the company’s Secretary and Treasurer.  Mr. Neil C. Sutcliffe has been appointed the company’s Secretary and Treasurer effective December 13, 2011.

Mr. Neil C. Sutcliffe is a Petroleum geologist and geological consultant and for over 35 years and has worked as Senior Geologist for a variety of Oil and gas companies throughout his career. Since July of 2010 he has worked part time as a geological consultant to Netherland, Sewell & Associates Inc and has performed field studies for Infiniti Energy since 2009.  Mr. Sutcliffe was the Senior Gulf Coast Geologist for Reef Explorations from  2005 until 2009, and held the same position with Magnum Hunter Resources ( Formerly Prize Energy Corporation) from 1999 until 2005.  Mr. Sutcliffe was previously also the Senior Exploration Geologist for CXY Energy (Formerly Moore McComack Energy) from 1980 until 1997.  His biggest accomplishments include completing detailed field studies and subsurface mapping of the “MM Sand Unit, East Richie Field Acadia Parish, Louisiana, whereby his field study was able to show proved reserved of 12 MMBO; and the Parc Perdue Field, Vemillion Parish Louisiana, where detailed subsurface mapping and integration of 3-D seismic identified significant attic gas reserves in the Sands.  To date in excess of 6 BCFG has been produced from this project.  Mr. Sutcliffe has Bachelors of Science in Geology from the University of London, in England has attended a variety of industry schools over the years.

On January 7, 2012 the company issued 20,000,000 shares of restricted common stock to a consultant for services rendered.

On January 11, 2012 the Company issued 30,000,000 shares of its restricted common stock to Mr. James Renfro for the acquisition of Renfro Energy LLC and Cameron Parish Pipelines LLC.

On January 11, 2012 the company issued 20,000,000 shares of its restricted common stock to Mr. James Renfro for compensation as agreeing to become the company’s President and CEO.

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

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

Company Overview

We are a development stage company and have not generated significant revenues to date. The following discussions sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities; however, there is no assurance that we will be successful in raising additional capital.

Plan of Operation

We are a development stage company engaged in the identification, acquisition, exploration and, if warranted, development of prospective oil and gas properties and the acquisition of plastics recycling businesses.

With the acquisition of Ontario in July 2010, the company initiated plans to move into the business of recycling oil based plastics.  We are focused on acquiring, developing and operating plastic recycling operations throughout North America.  We expect to begin operations of this division in fiscal 2012.  Our goal is to become an important partner for leading recycling companies who need proficient services. We expect Ontario to eventually become carbon neutral and process up to 30 Million pounds of post-industrial and post-consumer scrap plastics per year with revenues approaching Five million dollars per year at these processing levels.  We are also aggressively seeking additional acquisition targets in the plastics recycling market place to increase our processing capacity and are currently speaking to companies in the automotive and beverage industries to process plastic waste streams and fulfill circular recycling streams

On September 7, 2011, we entered into a Purchase and Sale agreement to acquire the assets of Renfro Energy LLC, a Texas limited liability company, and Cameron Parish Pipelines LLC, a Texas limited liability company.  The acquisition was completed December 31, 2011 upon the successful completion of audits of both companies.  Our plans are for these acquired companies to begin producing oil and gas and realizing revenues by February 29, 2012.  The expected cash required to accomplish successful production is estimated to be $600,000 during the next six months.

The two active wells currently in place in Cameron Parish are averaging production between twenty - thirty barrels of oil per month.   each.  Based on the previous geological work done on the properties and through 3D seismic obtained by the company, the company estimates conservatively between 250,000 to 500,000 barrels of oil are present at all concessions located at the company’s property.

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

Results of Operations

For the Three Months Ended November 30, 2011 and 2010

Revenues

The Company had revenues of $46,142 for the three months ended November 30, 2011 compared to no revenues for the corresponding period in 2010.  Costs of revenues were $46,142 and $0 for the three months ended November 30, 2011 and 2010, respectively, resulting in no gross profit in either period.  The revenues of $46,142 for the three months ended November 30, 2011 represent the sale of oil inventory purchased and sold at market value.

Operating Expenses

For the three months ended November 30, 2011, our operating expenses were $(13,066,704) compared to $2,130,614 for the three months ended November 30, 2010, representing a decrease of $15,197,318.  The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses of $2,090,925 (reflecting our changes in administrative activity and changes in management structure), a decrease in consulting fees of $13,108,532 primarily consisting of a return of stock issued for stock based compensation of $13,231.631, offset by an increase in lease operating expenses of $22,139 as a result of the acquisition of Renfro Energy LLC.

Other Income (Expense)

During the three months ended November 30, 2011, we incurred interest expense of $122,871 compared to $124,659 in the same period of 2010.  We realized a loss on conversion of debt of $138,000 for the three months ended November 30, 2011.  For the three months ended November 30, 2010, we realized a loss on conversion of debt of $678,900 and incurred accretion on convertible note discounts of $8,376.

For the Nine Months Ended November 30, 2011 and 2010

Revenues

The Company had revenues of $46,142 for the nine months ended November 30, 2011 compared to no revenues for the corresponding period in 2010.  Costs of revenues were $46,142 and $0 for the nine months ended November 30, 2011 and 2010, respectively, resulting in no gross profit in either period.  The revenues of $46,142 for the nine months ended November 30, 2011 represent the sale of oil inventory purchased and sold at market value.

Operating Expenses

For the nine months ended November 30, 2011, our operating expenses were $957,050 compared to $2,961,914 for the nine months ended November 30, 2010, representing a decrease of $2,004,864.  The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses of $3,407,107 (reflecting our changes in administrative activity and changes in management structure) offset by an increase in consulting fees of $885,604 primarily consisting of stock based compensation of $815,569 and an increase in lease operating expenses of $22,139 as a result of the acquisition of Renfro Energy LLC.  For the nine months ended November 30, 2010, we recorded a credit to finance fees of $(494,500) while we incurred no finance fees for the nine months ended November 30, 2011.

Other Income (Expense)

During the nine months ended November 30, 2011, we incurred interest expense of $373,894 compared to $362,345 in the same period of 2010.  We realized a gain on recovery of payables of $14,417,928, offset by a loss on conversion of debt of $4,171,173 and accretion of convertible note discounts of $13,401 for the nine months ended November 30, 2011.  For the nine months ended November 30, 2010, we realized an impairment of goodwill of $397,575, realized a loss on conversion of debt of $678,900 and accretion of convertible note discounts of $8,376.

Net Loss

For the period from November 4, 2004 (date of inception) to November 30, 2011, we have incurred an accumulated loss of $35,231,216.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010

As of November 30, 2011, the Company had $19 of cash and a deficit in working capital of $7,275,616.  The Company used cash of $119,568 in operations for the nine months ended November 30, 2011. The Company used $22,506 in operating activities during the nine months ended November 30, 2010.

Cash flows generated from investing activities and cash from financing activities was $60 and $38,822, respectively, primarily consisting of advances from its officer and director, for the nine months ended November 30, 2011.  $45,000 of cash flows were generated from financing activities for the nine months ended November 30, 2010, consisting of advances from the issuance of notes payable.

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

Our significant accounting policies are summarized in Note 3 of our unaudited consolidated financial statements. While all of these significant accounting policies impact the Company’s consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. We believe that the estimates and assumptions that are most important to the portrayal of our consolidated financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for mineral property costs, impairment of long-lived assets, income taxes and stock-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future consolidated financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition.

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

On September 1, 2011, the Company issued 1,462,687 shares of its restricted common stock in conversion of $9,800 of notes payable and accrued interest parties at a price of $0.0067 per share.

On September 21, 2011, the Company issued 6,000,000 shares of its restricted common stock in conversion of $6,000 of notes payable – related parties at a price of $0.001 per share.

On September 20, 2011, the Company issued 2,000,000 shares of its restricted common stock to an individual for services rendered.  The shares were valued at the market price on the date of issuance of $0.0531, or a total of $106,200.

On November 21, 2011, the Company issued 50,000,000 shares of its preferred stock to Mr. William Lieberman, its Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $10,000.

On November 21, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 1,000,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.0115, or a total of $11,500,000.

On November 29, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 101,860,653 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.017, or a total of $1,731,631.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer of Registrant.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ James Renfro	January 13, 2012
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)	Date