Form 10-Q/A
period 2011-11-30
FOX PETROLEUM INC.
filed 2012-01-17
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this amendment to Fox Petroleum Inc. Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended November 30, 2011, as filed with the Securities and Exchange Commission on January 13, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

/s/ James Renfro	January 17, 2012
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)	Date