Form 10-K
period 2012-02-28
FOX PETROLEUM INC.
filed 2012-06-12
CIK 1326252

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: August 31, 2011: $288,588.86

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 596,000,000 shares of common stock outstanding as of June 12, 2012.

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

N/A

Transitional Small Business Disclosure Format (Check one): ☐ Yes     ☒ No

FOX PETROLEUM INC.
FORM 10-K
February 28, 2012
INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of February 28, 2012 and February 28, 2012	4
	Consolidated Statements of Operations for the Three and Nine Months Ended February 28, 2012 and 2011 and for the Period February 4, 2004 (Inception) to February 28, 2012	5
	Consolidated Statements of Cash Flows for the Twelve Months Ended February 28, 2012 and 2011 and for the Period February 4, 2004 (Inception) to February 28, 2012	6
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1.A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	(Removed & Reserved)	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

SIGNATURE		44

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	February 28,	February 28,
	2012	2011

ASSETS

Current assets
Cash	$19	$—
Accounts receivable	46,142	—
Due from affiliate	22,500	22,500
Total current assets	68,661	22,500

Property and equipment, net	67,192	35,991

Oil and gas assets, net	248,940	—

Total assets	$384,793	$58,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$8,900	$14,432,928
Accrued interest	1,599,128	1,234,651
Accrued interest, related parties	—	143,228
Due to officer	70,505	—
Due to director	52,811	3,789
Acquisition liability, related party	280,000	—
Notes payable	5,312,333	5,343,932
Notes payable, related parties	598	196,468
Total current liabilities	7,344,277	21,354,996

Fees payable in stock and warrants	—	4,364

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 and 50,000,000 shares authoized, 60,000,000 and no shares shares issued and outstanding at February 28 and February 28, 2012, respectively	60,000	—
Common stock, $.001 par value, 2,900,000,000 and 90,000,000 shares authorized, 525,000,000 and 111,924,997 shares issued and outstanding at February 28 and February 28, 2012, respectively	525,000	111,925
Additional paid-in capital	27,688,931	22,738,715
Accumulated other comprehensive income (loss)	(2,199)	(17,883)
Deficit accumulated during the development stage	(35,231,216)	(44,133,626)
Total stockholders’ deficit	(6,959,484)	(21,280,869)

Total liabilities and stockholders’ deficit	$384,793	$58,491

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

					For the Period
					February 4, 2004
	For the Three Months Ended		For the Twelve Months Ended		(Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2012	2011	2012	2011	2012
		Restated		Restated	Restated

Sales revenue	$46,142	$—	$46,142	$—	$46,142

Cost of sales	46,142	—	46,142	—	46,142

Gross profit	—	—	—	—	—

Operating expenses:
Lease operating expenses	22,139	—	22,139	—	22,139
General and administrative expenses	19,689	2,110,614	49,287	3,456,414	4,336,613
Consulting fees	(13,108,532)	—	885,604	—	5,061,858
Finance fees	—	20,000	—	(494,500)	9,218,284
Impairment of oil and gas assets	—	—	—	—	10,046,683
Loss on failure to perform obligations under oil and gas commitments	—	—	—	—	12,910,000
Management fees	—	—	—	—	1,380,186
Total operating expenses	(13,066,704)	2,128,614	957,050	2,961,914	42,975,783

Income (loss) from operations	13,066,704	(2,128,614)	(957,050)	(2,961,914)	(42,975,783)

Other income (expense):
Gain on recovery of VAT receivable	—	—	—	—	78,451
Gain on recovery of payables	—	—	14,417,928	—	17,727,691
Interest and other income	—	—	—	—	9,986
Interest expense	(122,871)	(124,659)	(373,894)	(362,345)	(2,179,006)
Impairment of goodwill	—	—	—	(397,575)	(397,575)
Accretion of convertibe note discounts	—	(8,376)	(13,401)	(8,376)	(2,608,157)
Loss on conversion of debt	(138,000)	(678,900)	(4,171,173)	(678,900)	(4,886,823)
Total other income (expense)	(260,871)	(811,935)	9,859,460	(1,447,196)	7,744,567

Income (loss) before income taxes	12,805,833	(2,942,549)	8,902,410	(4,409,110)	(35,231,216)

Provision for income taxes	—	—	—	—	—

Net income (loss)	$12,805,833	$(2,942,549)	$8,902,410	$(4,409,110)	$(35,231,216)

Net income (loss) per share - basic	$0.01	$(0.08)	$0.01	$(0.13)

Net income (loss) per share - diluted	$0.00	$(0.08)	$0.00	$(0.13)

Weighted average number of shares outstanding:
Basic	1,523,945,012	35,980,487	1,074,116,442	34,607,790

Diluted	3,312,037,449	35,980,487	2,862,208,879	34,607,790

Net income (loss)	$12,805,833	$(2,942,549)	$8,902,410	$(4,409,110)	$(35,231,216)

Foreign currency translation gain (loss)	(1,441)	(11,204)	15,684	4,517	7,562

Total comprehensive income (loss)	$12,804,392	$(2,953,753)	$8,918,094	$(4,404,593)	$(35,223,654)

See accompanying notes to unaudited consolidated  financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period
			February 4, 2004
	For the Twelve Months Ended		(Inception) to
	February 28,		February 28,
	2012	2011	2012

Cash flows from operating activities:
Net income (loss)	$8,902,410	$(4,409,110)	$(35,231,216)
Adjustments to reconcile net loss to net cash used in operations:
Donated services and rent	—	—	21,000
Depreciation	18,520	6,796	28,581
Accretion of convertible debt discount	13,401	8,376	2,608,157
Loss on debt conversion	4,171,173	678,900	4,886,823
Fees payable in stock and warrants	(4,364)	—	(7,374)
Finance fees paid in stock and warrants	—	(514,500)	7,755,794
Gain on settlement of accounts payable	(14,417,928)	—	(17,727,691)
Impairment of oil and gas assets	—	—	10,046,683
Impairment of goodwill	—	397,575	397,575
Gain of VAT receivable written off	—	—	(78,451)
Stock issued for services	875,568	3,447,112	4,335,180
Changes in operating assets and liabilities:
Accounts receivable	(46,142)	—	(46,142)
VAT Refund and other receivables	—	—	78,451
Accounts payable and accrued expenses	(6,100)	—	18,280,888
Accrued interest	366,279	362,345	1,570,871
Accrued interest, related parties	7,615	—	18,792
Net cash used in operating activities	(119,568)	(22,506)	(3,040,079)

Cash flows from investing activities:
Cash acquired from acquisitions	60	9	69
Advances to related entities	—	(22,500)	(22,500)
Proceeds (investment) in oil and gas interests	—	—	(7,702,687)
Net cash from (used in) investing activities	60	(22,491)	(7,725,118)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	6,196,900
Proceeds from issuance of notes payable	—	45,000	4,445,000
Advances from officer	70,505	—	74,294
Advances from director	49,022	—	49,022
Advances from related parties	—	—	34,000
Repayments of advances from related parties	—	—	(34,000)
Net cash from financing activities	119,527	45,000	10,765,216

Net increase in cash	19	3	19

Cash at beginning of period	—	—	—

Cash at end of period	$19	$3	$19

See accompanying notes to unaudited consolidated financial statements.
Continued on next page

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			For the Period
			February 4, 2004
	For the Twelve Months Ended		(Inception) to
	February 28,		February 28,
	2012	2011	2012
			Restated
Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—	$16,667

Cash paid for taxes	$—	$—	$—

Non-cash investing and financing activities:

Common stock issued in conversion of notes payable and accrued interest, related parties	$4,468,000	$716,900.00	$5,222,400

Common stock issued in conversion of notes payable and accrued interest	$79,723	$—	$79,723

Cancellation of subscriptions for 52,000,000 shares of common stock	$—	$26,000,000	$26,000,000

Issuance of 1,750,000 shares of common stock for acquisition of 1536692 Ontario, Inc.	$—	$96,250	$96,250

Benefical conversion feature on convertible debt	$—	$32,665	$2,608,157

Issuance of 52,000,000 common stock subscriptions	$—	$—	$26,000,000

Issuance of 4,080,000 shares of common stock for oil and gas interests	$—	$—	$1,965,702

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 1 – Restatement of Consolidated Financial Statements

The Company restated its previously issued consolidated financial statements included in its original Annual Report on Form 10-K for the year ended February 28, 2012 in its Amendment No. 1 to Form 10-K on August 9, 2011 to reflect the effects of accounting and reporting errors, and to record the acquisition of its wholly-owned subsidiary, resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net loss of $1,378,373 for the year ended February 28, 2012 and the understatements of $58,491and $1,394,373 of total assets and  deficits accumulated during the development stage, respectively, and the overstatement of $2,3174,583 of total current liabilities. The revisions applied to the affected individual line items in the consolidated balance sheet as of February 28, 2012 are as follows:

Consolidated Balance Sheet – February 28, 2012

	February 28, 2012
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets
Cash	$—	$—	$—
Due from affiliate	—	22,500	22,500
Total current assets	—	22,500	22,500

Property and equipment, net	—	35,991	35,991

Total assets	$—	$58,491	$58,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,360,246	$(3,927,318)	$14,432,928
Accrued interest	—	1,234,651	1,234,651
Accrued interest, related parties	—	143,228	143,228
Due to officer	—	3,789	3,789
Notes payable	5,312,333	31,599	5,343,932
Notes payable, related parties	—	196,468	196,468
Total current liabilities	23,672,579	(2,317,583)	21,354,996

Fees payable in stock and warrants	44,461	(40,097)	4,364

Stockholders’ deficit
Preferred stock	—	—	—
Common stock	84,818	27,107	111,925
Additional paid-in capital	44,937,395	(22,198,680)	22,738,715
Subscriptions receivable	(26,000,000)	26,000,000	—
Accumulated other comprehensive income (loss)	—	(17,883)	(17,883)
Deficit accumulated during the exploration stage	(42,739,253)	(1,394,373)	(44,133,626)
Total stockholders’ deficit	(23,717,040)	2,416,171	(21,280,869)

Total liabilities and stockholders’ deficit	$—	$58,491	$58,491

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 1 – Restatement of Consolidated Financial Statements (Continued)

The Company restated its previously issued unaudited consolidated financial statements included in the Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 to reflect the effects of accounting and reporting errors, and to record the acquisition of its wholly-owned subsidiary, resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in understatements of net loss of $2,926,549 and $4,409,110 for the three and nine months ended February 28, 2010, respectively, and the understatement of $4,409,110 of deficits accumulated during the development stage, and the understatement of $698,075 of total current liabilities, as of February 28, 2010. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

Consolidated Balance Sheet – February 28, 2010
	February 28, 2010
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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statement of Operations – Three Months ended February 28, 2012

	Twele Months ended February 28, 2012
	As previously		As
	reported	Adjustments	restated

Sales revenue	$—	$—	$—

Operating expenses:
General and administrative expenses	—	2,110,614	2,110,614
Consulting fees	16,000	(16,000)	—
Finance Fees	—	20,000	20,000
Total operating expenses	16,000	2,114,614	2,128,614

Loss from operations	(16,000)	(2,114,614)	(2,128,614)

Other income (expense):
Interest expense	—	(124,659)	(124,659)
Accretion of convertible note discounts	—	(8,376)	(8,376)
Loss on conversion of debt	—	(678,900)	(678,900)
Total other income (expense)	—	(811,935)	(811,935)

Loss before income taxes	(16,000)	(2,926,549)	(2,942,549)

Provision for income taxes	—	—	—

Net loss	$(16,000)	$(2,926,549)	$(2,942,549)

Net loss per share - basic and diluted	$(0.00)		$(0.03)

Weighted average number of shares outstanding - Basic and Diluted	24,063,670	61,838,250	85,901,920

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Operations – Twelve Months ended February 28, 2012

	Twelve Months ended February 28, 2012
	As previously		As
	reported	Adjustments	restated

Sales revenue	$—	$—	$—

Operating expenses:
General and administrative expenses	—	3,456,414	3,456,414
Finance Fees	—	(494,500)	(494,500)
Total operating expenses	—	2,961,914	2,961,914

Loss from operations	—	(2,961,914)	(2,961,914)

Other income (expense):
Interest expense	—	(362,345)	(362,345)
Impairment of goodwill	—	(397,575)	(397,575)
Accretion of convertible note discounts	—	(8,376)	(8,376)
Loss on conversion of debt	—	(678,900)	(678,900)
Total other income (expense)	—	(1,447,196)	(1,447,196)

Loss before income taxes	—	(4,409,110)	(4,409,110)

Provision for income taxes	—	—	—

Net loss	$—	$(4,409,110)	$(4,409,110)

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 1 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows – Twelve Months Ended February 28, 2012

	Twelve Months ended February 28, 2012
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
February 28, 2012

Note 2 – Nature of Business, Presentation, and Going Concern

Organization

Fox Petroleum, Inc., the “Company”, was incorporated in Nevada on February 4, 2004 with the intent to engage in the business of oil and gas exploration. The Company has oil and gas interests in the North Sea and Texas and has not yet determined whether these properties contain reserves that are economically recoverable.  The recoverability of amounts from the properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements and to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

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

On September 7, 2011, the Company entered into a Purchase and Sale agreement to acquire the assets of Renfro Energy LLC (“Renfro”), a Texas limited liability company, and Cameron Parish Pipelines LLC (“CPP”), a Texas limited liability company, for a combined $280,000 in cash.  As additional compensation to the seller, the Company agrees to convey and assign at the closing a Ten Percent (10%) Net Profits Interest (“NPI”) to the seller.  NPI is defined as revenues attributable to oil and gas production, less direct expenses and costs, from the Cameron Parish School Board lease (“CPSB”).  The conditions precedent to the acquisition were satisfied, and the acquisition was completed, on December 13, 2011 with the effective date as of September 7, 2011.

On January 5, 2012, the Company entered into an Amendment to the Purchase and Sale Agreement for the acquisition of Renfro Energy LLC and Cameron Parish Pipelines LLC.  Pursuant to the Amendment, the parties agreed that the consideration to be issued for the acquisition would be 28,000,000 shares of the Company’s restricted common stock.  Additionally, the seller has the option to re-purchase 100% of the membership interests of Renfro Energy LLC and Cameron Parish Pipelines LLC for the 28,000,000 shares of the Company’s common stock on or before April 5, 2012.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had $19 in cash and an accumulated deficit during the development stage of $35,231,216 at February 28, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
February 28, 2012

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

Development Stage and Mineral Property and Exploration Costs

The Company has been in the development stage since February 4, 2004, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, and has not yet realized significant revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of oil and gas mineral properties.

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has incurred $17,000 of exploration and acquisition costs and $0 of development costs from inception through February 28, 2012.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level. Management evaluates goodwill for impairment using a two-step process provided by ASC Topic 350 “Intangibles — Goodwill and Other”. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that the goodwill resulting from the acquisition of 1536692 Ontario Inc. of $397,575 was fully impaired as of February 28, 2012 and charged the impairment to operations.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2012. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include amounts due from affiliate, accounts payable and accrued expenses and amounts due to officer. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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
February 28, 2012

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

The Company has not adopted a stock option plan and has not granted any stock options as of February 28, 2012.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of February 28, 2012.

Foreign Currency Translation

The unaudited consolidated financial statements are presented in United States dollars.  In accordance with ASC 828 ‘‘Foreign Currency Matters’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.  Translation adjustments are included in Accumulated Other Comprehensive Income (Loss).

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

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

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of February 28, 2012 and 2010, there were 2,000,000 and 2,970,888 warrants outstanding, respectively, and $3,500,000 of convertible debentures payable which are convertible at the option of the note holder at the rate of the lesser of i) 100% of the volume weighted average stock price (“VWAP”) on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date. At February 28, 2012, there were 60,000,000 shares of preferred stock outstanding convertible into 1,200,000,000 shares of common stock.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of February 28, 2012.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements, if adopted, will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2012 through the date these financial statements were issued.
\

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 4 – Property and Equipment

Property and equipment consisted of the following at February 28 and February 28, 2012:
	August 31,	February 28,
	2011	2011

Plant and machinery	$255,457	$215,945
Less: accumulated depreciation	(188,265)	(179,954)

Property and equipment, net	$67,192	$35,991

The Company recorded $51,000 of plant and machinery in the acquisition of Renfro Energy LLC. Depreciation expense for the nine months ended February 28, 2012 and 2010 was $18,520 and $6,796, respectively.

Note 5 – Oil and Gas Interests

The Company has oil and gas interests in the North Sea and the United States and has not yet determined whether these properties contain reserves that are economically recoverable. In connection with the acquisition of Renfro Energy LLC, the Company acquired oil and gas interests on proven properties.  Oil and gas interests consisted of the following at February 28 and February 28, 2012:

	February 28, 2012			February 28, 2012
	United	United		United	United
	States	Kingdom	Total	States	Kingdom	Total

Unproved properties:
acquisition costs	$3,701,871	$23,439	$3,725,310	$3,701,871	$23,439	$3,725,310
exploration costs	2,347,394	4,084,668	6,432,062	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372	6,049,265	4,108,107	10,157,372

Proved properties:
acquisition costs	248,940	—	248,940	—	—	—

Less: Write-down of oil & gas interests	(5,938,576)	(4,108,107)	(10,046,683)	(5,938,576)	(4,108,107)	(10,046,683)
Less: Incidental revenue	(110,689)	—	(110,689)	(110,689)	—	(110,689)

	$248,940	$—	$248,940	$—	$—	$—

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

Pursuant to underlying agreements on the property, the Company is obligated to drill one test well to at least 10,000 feet on or before February 14, 2011, four test wells to at least 4,000 feet on or before February 20, 2012, and one test well to at least 4,000 feet on or before January 16, 2012.  The Company is currently unable to quantify an estimate of the cost of these wells.

 Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 5 – Oil and Gas Interests (Continued)

North Slope, Alaska, United States (Continued)

By a purchase agreement dated October 10, 2007 and amended February 2, 2007, the Company acquired 8 additional oil and gas leases in the North Slope of the State of Alaska for $850,000 including cash of $250,000 and $600,000 paid by the issuance of 80,000 common shares of the Company.  The fair value of the shares issued was $964,000 (based on the quoted market price of the Company’s common shares on the transaction date) and consequently a further $364,000 has been recorded for this portion of the purchase agreement.  These leases are subject to a royalty of 16.66667% to the State of Alaska and a private royalty equal to 5%.  Two of the leases acquired pursuant to this agreement are part of the Cook Inlet project described below.

On January 28, 2009, the Company entered into an agreement with the original lease vendors (the “Payers”) regarding twelve of the North Slope oil and gas leases (the “Twelve Leases”). Under the terms of the Agreement, the Payers agreed to use their best efforts to make, on the Company’s behalf, annual rental payments for the Twelve Leases totaling up to $64,980 on or before the February 1, 2009 due date.

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
February 28, 2012

Note 5 – Oil and Gas Interests (Continued)

Spears Gas Well, Texas, United States

Pursuant to a subscription agreement dated October 9, 2007, the Company acquired a 22.5% joint venture interest in a gas well called the Spears Gas Unit 2, Well #1 in the Gomez Field, Pecos County, Texas in consideration for US$500,000.

As at February 28 and February 28, 2012, the gas well is shut-in awaiting further financing.

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

Bourbon, North Sea, United Kingdom

On February 16, 2007, the Company entered into a farm-out agreement dated February 8, 2007 wherein the Company would be assigned a total of 46% interest in a license block in the UK North Sea.  In consideration for the assignment, the Company must pay for 89% of the cost of drilling and exploration well.

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

Geneseo-Edwards, Kansas, United States

By a letter agreement dated February 27, 2008, the Company purchased an 80% net revenue interest in three oil leases in Ellsworth County, Kansas, USA by the payment of $80,000.  The leases are subject to a landowner royalty of 12.5% and an overriding royalty of 7.5% retained by vendors.  The Company was required to drill at least one well on each lease before the leases expire on February 19, 2008, February 19, 2009 and February 28, 2009 or pay the vendor a penalty of $150,000.

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
February 28, 2012

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

On February 12, 2008, the Company was formally notified by the UK Department of Energy and Climate Change (DECC) of its success in the 25th Seaward Licensing Round Awards, the rights to explore and develop the block 13/17 concession in the North Sea by the UK government.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 6 – Notes Payable

Notes payable at February 28 and February 28, 2012 consisted of:

	February 28,	February 28,
	2011	2011

Debenture payable	$4,412,333	$4,412,333
Promissory notes, net of discount	450,000	481,599
Loan agreement	450,000	450,000
Notes payable, related parties	598	196,468

	$5,312,931	$5,540,400

Debentures Payable

Debentures payable consisted of the following at February 28 and February 28, 2012:

	February 28,	February 28,
	2011	2011

Convertible debentures payable	$3,500,000	$3,500,000
Liquidating damages	912,333	912,333
Financing costs	(75,545)	(75,545)
Amortization of financing costs	75,545	75,545

	$4,412,333	$4,412,333

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

The Original Debenture which was a $2,500,000 senior secured convertible note was amended on February 11, 2008 into two debentures each of which are for a total principal amount of $1,250,000 (the “Amended Debentures).

The Amended Debentures bear interest at 10% per annum, compounded monthly. The principal and any unpaid accrued interest owing on the debentures are convertible into common stock of the Company in the event of a default or at the option of the holder at the rate of the lesser of i) 100% of the volume weighted average stock price (“VWAP”) on the date of issuance and ii) at 85% of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the 5 trading days immediately preceding the conversion date.  The Amended Debentures also contain a redemption option whereby the Company can redeem the Amended Debentures provided its common stock is trading below 100% of the VWAP as quoted by Bloomberg L.P on October 31, 2008 by paying the unpaid principal and interest accrued and a prepayment premium of 15%. The Company must redeem the entire principal amount outstanding on one of the Amended Debentures on April 28, 2009 at a 15% redemption premium; however, there is no mandatory redemption premium on the second Amended Debenture.

In consideration for the holder’s agreement to extend the maturity date of the original convertible debt from October 24, 2008 to April 28, 2009, the Company cancelled the original 500,000 warrants issued in connection with the Original Debenture and replaced them with 2,000,000 warrants with a term of 5 years and a decreased exercise price of $0.001.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

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
February 28, 2012

Note 6 – Notes Payable (Continued)

Debentures Payable (Continued)

(i)	Amended Debentures - $2,500,000 (Continued)

The debenture also contains certain restrictions on the Company for new share or debt issuances as long as any principal or interest amount remains outstanding on the debenture.

As at February 28, 2012, the Company had not repaid the $1,250,000 debenture that matured on April 28, 2009.

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

At the closing of the New Debentures the Company incurred: $7,500 in legal costs, a $45,000 commitment fee, a $1,000 due diligence fee

The Company recorded a beneficial conversion feature of $1,710,280 with respect to the Original Debentures.  The amount was being amortized over the term of the debentures, however after an event of default (see below), the entire amount was immediately recognized into income as a financing fee during the year ended February 28, 2009.

Pursuant to the securities purchase agreement, the Company entered into a freestanding investor registration rights agreement dated June 24, 2008 and amended October 31, 2008.  Under the terms of this agreement, the Company must have registered at least three (3) times the number of shares which are anticipated to be issued upon conversion of the Debentures issued and shares of common stock issuable to the purchaser upon exercise of the warrants.  The Company has the obligation to use their best efforts to keep the registration of these securities effective by the SEC until all of the securities had been sold by the purchaser.  Failure to meet this obligation would result in the Company incurring liquidated damages in the amount of 2% of the liquidated value of the debentures for each 28 day period registration of the securities is not effective.

Under the provisions of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), the Company is required to separately recognize and measure a contingent obligation in respect of the liquidating damages in accordance with FASB No.5 “Accounting for Contingencies” and FSB Interpretation No.14 “Reasonable Estimation of the Amount of a Loss”.  At August 31, 2011, an amount of $912,333 (February 28, 2012 - $912,333) has been recognized as the Company has determined that a loss is probable because the Company has failed to maintain effectiveness of its registration statement.

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
February 28, 2012

Note 6 – Notes Payable (Continued)

Debentures Payable (Continued)

(ii)	New Debenture - $1,000,000 (Continued)

Included in accrued interest at February 28, 2012 is $1,062,500 (February 28, 2012 - $800,000) for accrued interest and redemption premiums on these debentures payable.

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

The Company recorded a beneficial conversion feature of $32,665 with respect to the loan at September 21, 2010 and has been included in income as accretion expense of $13,401 relating to the beneficial conversion feature during the nine months ended February 28, 2012 ($19,264 during the year ended February 28, 2012).  During the nine months ended February 28, 2012, the note holder elected to convert the $45,000 of the note plus $1,800 of accrued interest thereon into 6,435,656 shares of the Company’s restricted common stock at an average price of $0.012 per share.  The loan balance was fully converted at February 28, 2012.

Included in accrued interest at February 28, 2012 is $246,485 (February 28, 2012 - $201,991) for accrued interest on these notes payable.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 6 – Notes Payable (Continued)

Loan Agreement

On May 28, 2008 the Company was loaned $450,000 pursuant to a loan agreement.  The principal and interest is to be paid on the earlier of (i) cash being available from operations, (ii) the date that the Company obtains equity or debt financing from a third party in the minimum amount of $1,000,000, or (iii) February 28, 2008.  This loan bears interest at 12% per annum, calculated annually.  The loan is secured by the Company’s assets.  As additional compensation for the loan, the Company issued to the lender 150,000 common shares of the Company.  The fair value of these shares was determined to be $514,500 based on the quoted market price of the shares on the date of issuance and was recorded as a financing fee on the consolidated statement of operations for the year ended February 28, 2009.  As of May 31, 2010, this loan has not been repaid as the lender has agreed to extend the terms of the loan until the Company is able to obtain further financing.

Included in accrued interest at August 31, 2011 is $290,144 (February 28, 2012 - $232,659) for accrued interest on these notes payable.

Notes Payable, Related Parties

On February 4, 2002, the Company’s wholly-owned subsidiary, 1536692 Ontario, Inc. (“Ontario”), received $144,583 (CAD$ 225,000) from a family member of the Company’s President and Chief Executive Officer, with which the Company purchased production equipment (Note 4).  Interest accrues at 6% compounded annually.  Principal and interest are payable on demand.  The promissory note is secured by the production equipment (Note 4), and any intangible assets developed or contract rights created by the Company in the future, pursuant to a General Security Agreement.

During the nine months ended February 28, 2012, the Company issued 342,028,000 shares of its restricted common stock in conversion of $181,477 (CAD$ 187,061) of the notes payable, and $143,803 of accrued interest (CAD$ 147,494), at an average price of $0.0131 per share, realizing a loss on the debt conversions of $4,080,140.  There is no remaining balance outstanding at February 28, 2012 of these notes payable.

During the period July 15, 2010 (date of acquisition) through February 28, 2012, the Company issued 16,750,000 shares of its restricted common stock in conversion of $38,750 (CAD$ 37,939) of the notes payable at an average price of $0.045 per share, realizing a loss on the debt conversions of $715,650.  The balance outstanding at February 28, 2012 of these notes payable is $191,445, net of foreign currency translation adjustments (CAD$ 187,061).

Included in accrued interest at February 28 and February 28, 2012 is $0 and $143,228, respectively, for accrued interest on these notes payable.

Ontario obtains advances from a family member of the Company’s President and Chief Executive Officer to provide operating capital when needed.  The advances are non-interest bearing and due on demand.  During the three months ended February 28, 2012, the Company issued 4,470,000 shares of its restricted common stock in conversion of $4,470 (CAD$ 4,291) of the advance, at an average price of $0.014 per share, realizing a loss on the debt conversions of $58,110.  As of February 28 and February 28, 2012, the Company owed the individual $642 and $5,023, respectively, (CAD$ 617 and CAD$4,908, respectively) net of foreign currency translation adjustments.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 7 – Acquisition of Subsidiaries

Effective September 7, 2011, the Company acquired 100% of the outstanding membership interests of Renfro Energy LLC (“Renfro”), a Texas limited liability company, and Cameron Parish Pipelines LLC (“CPP”), a Texas limited liability company, for a combined $280,000 in cash. In connection with the acquisition, Mr. James Renfro, the seller of the membership interests, was appointed as President of the Company. For accounting purposes, the acquisition was accounted for using the purchase method in accordance with ASC 805 “Business Combinations”. The following table summarizes the consideration to be given as of the acquisition date and the fair values of the assets acquired and liabilities assumed at the acquisition date.

Consideration given:

Amount due in cash	$280,000

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$60
Property and equipment, net	51,000
Oil and gas interests	248,940

Total identifiable net assets	$280,000

Note 8 – Related Party Transactions

Prior to March 1, 2010, the Company’s previous officers provided consulting and management services to the Company.  From February 4, 2004 (date of Inception) through February 28, 2010, the previous officers charged consulting fees of $394,859, management fees of $1,331,798, and office and miscellaneous expenses of $7,000 to the Company.

Included in accounts payable and accrued liabilities prior to February 28, 2012 was $1,070,732 owed to previous directors of the Company and companies with directors in common for expenses incurred on behalf of the Company and for unpaid management and consulting fees.  Management deemed that these unpaid management and consulting fees were not payable due to the resignations of all of the officers and directors and recognized $1,070,732 as income included in gain on recovery of payables for the year ended February 28, 2012.

The Company’s Director advances monies to the Company for payment of general and administrative expenses.  The amounts owed to the Director are $52,811 and $3,789 as of February 28 and February 28, 2012, respectively.  The amounts due to the Director are unsecured, non-interest bearing and have no specific terms for repayment.

The Company’s President advances monies to the Company for payment of operations, general and administrative expenses.  In addition, on February 29, 2011, the President (as the previous owner of Renfro Energy LLC) sold $46,142 of oil inventory to the Company.  The amounts owed to the President are $70,505 and $0 as of February 28 and February 28, 2012, respectively.  The amounts due to the President are unsecured, non-interest bearing and have no specific terms for repayment.

Effective May 6, 2008, the Company adopted a compensation policy for its directors pursuant to which the Company will compensate each director, as follows:

i)	a fee of $1,000 per month;
ii)	1,000 restricted shares of the common stock of the Company per month;
iii)	a fee of $1,000 per each quarterly board meeting attended.

The Company’s Board of Directors cancelled the above mentioned compensation policy effective March 1, 2010 and recognized the previous accrual of $65,347 for amounts owing to the previous directors of the Company pursuant to this compensation policy as income included  in gain on recovery of payables for the year ended February 28, 2012.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

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

On April 20, 2011, the Company issued 3,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.01, or a total of $28,000.

On July 13, 2011, the Company issued 2,500,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.012, or a total of $28,000,000.

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

On August 31, 2011, Mr. William Lieberman, the Company’s President and Chief Executive Officer, returned to the Company 1,280,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of issuance of $0.012, or a total of $15,600,000.

On August 31, 2011, the Company issued 50,000,000 shares of its preferred stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $50,000.

On February 21, 2011, the Company issued 10,000,000 shares of its preferred stock to Mr. William Lieberman, its Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $10,000.

On February 21, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 1,000,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.0115, or a total of $11,500,000.

On February 29, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 101,860,653 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.017, or a total of $1,731,631.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

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

Shares issued under the agreement were as follows:

	Number of	Issue	Total
Issue Date	Units	Price	Proceeds

May 17, 2007	377,358	$5.28	$2,000,000
August 1, 2007	31,056	$8.05	250,000
September 18, 2007	44,199	$9.05	400,000
September 18, 2007	52,133	$10.55	550,000
September 27, 2007	28,708	$10.45	280,000
October 26, 2007	16,381	$12.21	200,000
October 26, 2007	21,097	$11.85	250,000
October 26, 2007	35,897	$9.75	350,000
February 28, 2007	47,337	$8.45	400,000
January 16, 2008	43,478	$3.45	150,000
January 24, 2008	96,154	$5.20	500,000
January 28, 2008	48,387	$3.10	150,000
February 11, 2008	89,286	$2.80	250,000
February 26, 2008	96,774	$3.10	280,000

	1,028,245		$6,050,000

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 9 – Stockholders’ Deficit (Continued)

On February 5, 2008, the Company entered into a subscription agreement with Carbon Energy Investments Limited (“Carbon Energy”) for the sale of 80,000,000 shares of common stock at a price of $0.50 per share for the aggregate price of $40,000,000. Carbon Energy agreed to pay for the shares as follows:

●	$15,000,000 on or before February 28, 2008 (later amended to December 12, 2008);
●	$15,000,000 on or before January 31, 2009; and
●	$10,000,000 on or before March 31, 2009.

On February 5, 2008, the Company entered into an agreement to purchase shares in Alaska Oil & Gas Resources Limited (“Alaska Oil & Gas”) with Carbon Energy. Carbon Energy is the sole owner of Alaska Oil & Gas. Pursuant to the agreement, the Company agreed to acquire 100% of the issued shares of Alaska Oil & Gas from Carbon Energy in consideration for $57,500,000, $250,000 of which was to be paid in cash and the remainder by the issuance of 57,250,000 shares of common stock. On the same day, two of the Company’s directors were appointed as directors of Alaska Oil & Gas.

On February 28, 2008, the Company entered into an amendment agreement with Carbon Energy relating to purchase of Alaska Oil & Gas whereby it was agreed that the consideration to be paid pursuant to the agreement was varied such that the consideration would amount to $57,500,000, payable by the issuance of 2,000,000 shares of common stock within three business days of February 2008 (issued subsequently) and 55,500,000 shares on completion of the transaction.

On December 3, 2008, the Company entered into a letter agreement with Carbon Energy whereby Carbon Energy agreed to return 2,000,000 shares of common stock to the company upon demand unless certain conditions are fulfilled or waived. The conditions are, among others, that Carbon Energy must complete in full the subscription agreement dated February 5, 2008 except that the first $20,000,000 must be paid to the company on or before December 7, 2008 and that Carbon Energy must sell to the Company Alaska Oil & Gas which must own certain oil and gas leases pursuant to the agreement relating to the purchase of Alaska Oil & Gas.

On February 26, 2008, the Company issued 50,000,000 shares of restricted common stock to Carbon Energy in consideration for $25,000,000 to be received pursuant to the above-mentioned subscription agreement.

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

On February 26, 2008, the Company issued 50,000,000 shares of restricted common stock to Carbon Energy in consideration for $25,000,000 to be received pursuant to the above-mentioned subscription agreement.

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
February 28, 2012

Note 9 – Stockholders’ Deficit (Continued)

Acquisitions

On July 15, 2010, the Company issued 1,750,000 in exchange for 100% of the outstanding capital stock of 1536692 Ontario, Inc., a Canadian Corporation, (“Ontario”) through a share exchange transaction to Mr. Jack Lieberman, the father of the Company’s President and Chief Executive Officer (Note 7).

Debt Conversions

During the period July 15, 2010 (date of acquisition) through February 28, 2012, the Company issued 16,750,000 shares of its restricted common stock in conversion of $38,750 of notes payable at an average price of $0.045 per share.

During the nine months ended February 28, 2012, the Company issued 346,500,000 shares of its restricted common stock in conversion of $185,947 of related party notes payable, and $143,803 of accrued interest, at an average price of $0.0129 per share.

During the nine months ended February 28, 2012, the Company issued 6,435,656 shares of its restricted common stock in conversion of $45,000 of notes payable, and $1,800 of accrued interest, at an average price of $0.012 per share.

Stock Issued for Services

During the year ended February 28, 2012, the Company issued 60,756,752 shares of its restricted common stock to various individuals and entities for services and company support.  The shares were valued at the market price of the Company’s common stock at the date of issuance for a total value of $3,459,612, or an average of $0.057 per share.

On April 20, 2011, the Company issued 2,000,000 shares of its restricted common stock to Mr. James Malloy, its Secretary, for services rendered.  The shares were valued at the market price on the date of issuance of $0.01, or a total of $20,000.

On April 20, 2011, the Company issued 3,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.01, or a total of $28,000.

On July 13, 2011, the Company issued 2,500,000,000 shares of its restricted common stock to Mr. William Lieberman, its President and Chief Executive Officer, for services rendered.  The shares were valued at the market price on the date of issuance of $0.012, or a total of $28,000,000.

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

On August 31, 2011, Mr. William Lieberman, the Company’s President and Chief Executive Officer, returned to the Company 1,280,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of issuance of $0.012, or a total of $15,600,000.

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
February 28, 2012

Note 9 – Stockholders’ Deficit (Continued)

Stock Issued for Services (Continued)

On September 20, 2011, the Company issued 2,000,000 shares of its restricted common stock to an individual for services rendered.  The shares were valued at the market price on the date of issuance of $0.0531, or a total of $106,200.

On February 21, 2011, the Company issued 50,000,000 shares of its preferred stock to Mr. William Lieberman, its Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $10,000.

On February 21, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 1,000,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.0115, or a total of $11,500,000.

On February 29, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 101,860,653 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.017, or a total of $1,731,631.

Common Stock Purchase Warrants

Changes in the Company’s common stock purchase warrants for the nine months ended February 28, 2012 and the year ended February 28, 2012 are as follows:

	Nine Months ended		Year ended
	February 28, 2012		February 28, 2012
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance at beginning of year	2,000,000	$0.001	3,028,246	$2.53

Warrants expired	—	$—	(1,028,246)	$7.34

Balance at end of period	2,000,000	$0.001	2,000,000	$0.001

The remaining average life of the warrants at February 28, 2012 and February 28, 2012 was 1.91 and 2.66 years, respectively.

A finder’s fee of $60,000 and 52,265 share purchase warrants exercisable at $2.87 for a period of three years from the date of issuance (6% of proceeds) were paid to Partners Consulting in connection with the Original Debenture (Note 6) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.  As of February 28, 2012 these warrants had not been exercised and expired.  The fair value of the shares ($1,208) has been reflected as a credit to consulting fees for the year ended February 28, 2012.

A finder’s fee of $60,000 and 76,923 share purchase warrants exercisable at $0.78 for a period of three years from the date of issuance (6% of additional proceeds) were paid to Partners Consulting in connection with the Amended Debentures (Note 6) pursuant to a finder agreement dated February 15, 2008.  The fair value of the warrants was determined using the Black-Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192.6%; Dividend rate – 0%; and risk free interest rate is 1.0%.  As of February 28, 2012 these warrants had not been exercised and expired.  The fair value of the shares ($1,779) has been reflected as a credit to consulting fees for the year ended February 28, 2012.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

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

At February 28, 2010, the Company had not yet issued the warrants for 50,000 common shares due upon signing of the agreement but the fair value of these warrants was determined to be $4,364, which was included in fees payable in stock and warrants at February 28, 2012.  These warrants are exercisable at $2.77 and will expire three years from the date of issuance.  The fair value of these warrants was determined using the Black Scholes valuation model.  The assumptions used in the Black-Scholes calculation are as follows:  expected life – 3 years; volatility – 192%; Dividend rate – 0%; and risk free interest rate is 1.0%.  These warrants expired May 8, 2011and the fair value of the warrants ($4,364) has been reflected as a credit to consulting fees for the six months ended August 31, 2011.

On May 21, 2008, the Company signed a letter of commitment whereby the Company agreed to commit to the use of a drilling rig commencing no earlier than October 1, 2008 for a total cost of $8,910,000 which has been accrued in accounts payable and accrued liabilities as at February 28, 2012 and 2010.  The Company also committed to enter into a well project management and integrated services contract for the management of a well program on the rig.  The Company is also obligated to pay a fee of 1.75% of the operating rig rate in acknowledgement of the value provided with the rig opportunity, if the Company uses the rig, but not the integrated project management services. The Company also incurred and accrued penalties of $2,000,000 as compensation for lost revenues of the rig owners for its failure to fulfill its obligations under the rig provision contract and may be liable to pay up to an additional $2,000,000 for its share of additional costs incurred by the rig owners during the Company’s allotted rig slot.

This additional $2,000,000 amount is subject to a commercial discussion between the parties involved and has been accrued at February 28, 2012 and 2010 as it is likely that will be incurred. A total of $12,910,000 was recorded as a loss on failure to perform obligations under oil & gas commitments and has been charged to the statement of operations during the year ended February 28, 2009.  During the quarter ended August 31, 2011, the Company’s management has determined that the likelihood of this obligation becoming due and payable was unlikely and has written off the accrual and recognized the amount as a gain on recovery of payables in the statement of operations.

By a bonus agreement dated May 22, 2008, the Company agreed to issue 5,000 common shares and £5,000 ($10,000) (paid during the year ended February 29, 2008) to an officer and director of the Company as a performance bonus. At February 28, 2008, the Company had not yet issued the shares due.  The fair value of the shares was determined to be $22,150, which was included in fees payable in stock and warrants at February 28, 2010.  Due to the resignation of the officer, the fair value of the shares ($22,500) has been reflected as a credit to consulting fees for the year ended February 28, 2012.

During the year ended February 28, 2010, the Company recorded a recovery of $8,500 in consulting fees for the change in fair value of 50,000 common shares issuable pursuant to Board of Advisors (“BOA”) agreements dated February 17, 2007 as compensation to the members of the BOA.  An amount of $6,500 is included in fees payable in stock and warrants at February 28, 2010 for these shares.  Due to the termination of the BOA, the fair value of the shares ($6,500) has been reflected as a credit to consulting fees for the year ended February 28, 2012.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 10 – Commitments (Continued)

During the year ended February 28, 2010, the Company accrued $8,460 in consulting fees for the fair value of 11,000 common shares issuable to a former employee of the Company. This amount is included in fees payable in stock and warrants at February 28, 2010.  Due to the termination of the consulting agreement, the fair value of the shares ($8,460) has been reflected as a credit to consulting fees for the year ended February 28, 2012.

As of February 28, 2012, the Company has evaluated certain accrued expenses and accounts payable from prior years, primarily consisting of accrued salaries, consulting and management fees, and has determined that these amounts are no longer payable.  Accordingly, $3,184,620 has been recorded as a gain on recovery of payables for the year ended February 28, 2012.

Prior to August 31, 2011, $1,507,928 of payables incurred in prior years had been recorded by the Company’s previous management.  Current management has determined that the likelihood of these obligations becoming due and payable was unlikely and has written off the payables and recognized them as a gain on recovery of payables during the quarter ended August 31, 2011.

In connection with the acquisition of Renfro Energy LLC on September 7, 2010, as additional compensation to the seller, the Company agreed to convey and assign a Ten Percent (10%) Net Profits Interest (“NPI”) to the seller.  NPI is defined as revenues attributable to oil and gas production, less direct expenses and costs, from the Cameron Parish School Board lease (“CPSB”).  As of February 28, 2012 the wells included in CPSB are non-producing.

Note 11 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of February 28, 2012 and February 28, 2012, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the nine months ended February 28, 2012 and 2010:

	2012	2011
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of February 28, 2012, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

 Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of February 28, 2012.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at February 28, 2012, and has not recognized interest and/or penalties in the statement of operations for either period.

Note 12 – Subsequent Events

Mr. William Lieberman, has resigned effective December 13, 2011 from the position of Chief Executive Officer but will remain the director of Fox Petroleum and Mr. James R. Renfro has been appointed the company’s Chief Executive Officer effective December  13, 2011.  Mr. Renfro was appointed President of Fox Petroleum on August 28, 2011.

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

On January 11, 2012 the Company issued 28,000,000 shares of its restricted common stock to Mr. James Renfro for the acquisition of Renfro Energy LLC and Cameron Parish Pipelines LLC.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 28, 2012 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

With the acquisition of Ontario in July 2010, the company initiated plans to move into the business of recycling oil based plastics.  We are focused on acquiring, developing and operating plastic recycling operations throughout North America.  We expect to begin operations of this division in fiscal 2012.  Our goal is to become an important partner for leading recycling companies who need proficient services. We expect Ontario to eventually become carbon neutral and process up to 28 Million pounds of post-industrial and post-consumer scrap plastics per year with revenues approaching Five million dollars per year at these processing levels.  We are also aggressively seeking additional acquisition targets in the plastics recycling market place to increase our processing capacity and are currently speaking to companies in the automotive and beverage industries to process plastic waste streams and fulfill circular recycling streams

On September 7, 2011, we entered into a Purchase and Sale agreement to acquire the assets of Renfro Energy LLC, a Texas limited liability company, and Cameron Parish Pipelines LLC, a Texas limited liability company.  The acquisition was completed December 31, 2011 upon the successful completion of audits of both companies.  Our plans are for these acquired companies to begin producing oil and gas and realizing revenues by February 29, 2012.  The expected cash required to accomplish successful production is estimated to be $600,000 during the next six months.

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

Results of Operations

For the Twelve Months Ended February 28, 2012 and 2011

Revenues

The Company had revenues of $46,142 for the Twelve months ended February 28, 2012 compared to no revenues for the corresponding period in 2011.  Costs of revenues were $46,142 and $0 for the twelve months ended February 28, 2012 and 2010, respectively, resulting in no gross profit in either period.  The revenues of $46,142 for the three months ended February 28, 2012 represent the sale of oil inventory purchased and sold at market value.

Operating Expenses

For the three months ended February 28, 2012, our operating expenses were $(13,066,704) compared to $2,128,614 for the three months ended February 28, 2011, representing a decrease of $15,197,318.  The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses of $2,090,925 (reflecting our changes in administrative activity and changes in management structure), a decrease in consulting fees of $13,108,532 primarily consisting of a return of stock issued for stock based compensation of $13,231.631, offset by an increase in lease operating expenses of $22,139 as a result of the acquisition of Renfro Energy LLC.

Other Income (Expense)

During the three months ended February 28, 2012, we incurred interest expense of $122,871 compared to $124,659 in the same period of 2011.  We realized a loss on conversion of debt of $138,000 for the three months ended February 28, 2012.  For the three months ended February 28, 2010, we realized a loss on conversion of debt of $678,900 and incurred accretion on convertible note discounts of $8,376.

For the Nine Months Ended February 28, 2012 and 2010

Revenues

The Company had revenues of $46,142 for the nine months ended February 28, 2012 compared to no revenues for the corresponding period in 2010.  Costs of revenues were $46,142 and $0 for the nine months ended February 28, 2012 and 2011, respectively, resulting in no gross profit in either period.  The revenues of $46,142 for the nine months ended February 28, 2012 represent the sale of oil inventory purchased and sold at market value.

Operating Expenses

For the nine months ended February 28, 2012, our operating expenses were $957,050 compared to $2,961,914 for the nine months ended February 28, 2011, representing a decrease of $2,004,864.  The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses of $3,407,107 (reflecting our changes in administrative activity and changes in management structure) offset by an increase in consulting fees of $885,604 primarily consisting of stock based compensation of $815,569 and an increase in lease operating expenses of $22,139 as a result of the acquisition of Renfro Energy LLC.  For the nine months ended February 28, 2011, we recorded a credit to finance fees of $(494,500) while we incurred no finance fees for the nine months ended February 28, 2012.

Other Income (Expense)

During the nine months ended February 28, 2012, we incurred interest expense of $373,894 compared to $362,345 in the same period of 2011.  We realized a gain on recovery of payables of $14,417,928, offset by a loss on conversion of debt of $4,171,173 and accretion of convertible note discounts of $13,401 for the nine months ended February 28, 2012.  For the nine months ended February 28, 2010, we realized an impairment of goodwill of $397,575, realized a loss on conversion of debt of $678,900 and accretion of convertible note discounts of $8,376.

Net Loss

For the period from February 4, 2004 (date of inception) to February 28, 2012, we have incurred an accumulated loss of $35,231,216.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended February 28, 2012 compared to the nine months ended February 28, 2011

As of February 28, 2012, the Company had $19 of cash and a deficit in working capital of $7,275,616.  The Company used cash of $119,568 in operations for the nine months ended February 28, 2012. The Company used $22,506 in operating activities during the nine months ended February 28, 2010.

Cash flows generated from investing activities and cash from financing activities was $60 and $38,822, respectively, primarily consisting of advances from its officer and director, for the nine months ended February 28, 2012.  $45,000 of cash flows were generated from financing activities for the nine months ended February 28, 2010, consisting of advances from the issuance of notes payable.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended February 28, 2012 regarding concerns about our ability to continue as a going concern. Our unaudited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended February 28, 2012, filed with the SEC on August 9, 2011.

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

On February 21, 2011, the Company issued 50,000,000 shares of its preferred stock to Mr. William Lieberman, its Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $10,000.

On February 21, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 1,000,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.0115, or a total of $11,500,000.

On February 29, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 101,860,653 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.017, or a total of $1,731,631.

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

/s/ James Renfro	June 11, 2012
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)	Date