Form 10-Q
period 2012-05-31
FOX PETROLEUM INC.
filed 2012-07-20
CIK 1326252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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
Yes  ☐  No  ☒

As of as of May 31, 2012 the registrant had 596,250,000 shares of its Common Stock, $0.001 par value, outstanding.

FOX PETROLEUM INC.
FORM 10-Q
May 31, 2012
INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of May 31, 2012 and February 29, 2012	4
	Consolidated Statements of Operations for the Threee Months Ended May 31, 2012 and 2011 and for the Period November 4, 2004 (Inception) to May 31, 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2012 and 2011 and for the Period November 4, 2004 (Inception) to May 31, 2012 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1.A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

SIGNATURE		40

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	May 31,	February 29,
	2012	2012

ASSETS

Current assets
Cash	$(33)	$19
Accounts receivable	46,162	46,162
Due from affiliate	22,500	22,500
Total current assets	69,879	68,681

Property and equipment, net	60,947	67,192

Oil and gas assets, net	248,940	248,940

Total assets	$378,516	$384,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$13,400	$8,900
Accrued interest	1,599,128	1,599,128
Accrued interest, related parties	-	-
Due to officer	70,505	70,505
Due to director	52,811	52,811
Acquisition liability, related party	280,000	280,000
Notes payable	5,312,333	5,312,333
Notes payable, related parties	598	598
Total current liabilities	7,328,775	7,324,275

Fees payable in stock and warrants	-	-

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 and 50,000,000 shares authorized, 60,000,000 and no shares issued and outstanding at May 31, 2012 and February 29, 2012, respectively	60,000	60,000
Common stock, $.001 par value, 2,900,000,000 and 90,000,000 shares authorized, 596,250,000 and 595,000,000 shares issued and outstanding at May 31, 2012 and February 29, 2012, respectively	596,250	595,000
Additional paid-in capital	27,647,866	27,638,933
Accumulated other comprehensive income (loss)	(2,199)	(2,199)
Deficit accumulated during the development stage	(35,252,176)	(35,231,196)
Total stockholders’ deficit	(6,949,009)	(6,939,462)

Total liabilities and stockholders’ deficit	$378,516	$384,813

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			For the Period
			February 4, 2004
	For the Three Months Ended		(Inception) to
	May 31,	May 31,	May 31,
	2012	2011	2012
	Unaudited	Unaudited

Sales revenue	$-	$-	$46,142

Cost of sales	-	-	46,142

Gross profit	-	-	-

Operating expenses:
Lease operating expenses	-	16,000	22,139
General and administrative expenses	14,735	-	4,322,767
Consulting fees	-	-	5,061,858
Finance fees	-	-	9,218,284
Impairment of oil and gas assets	-	-	10,046,683
Loss on failure to perform obligations under oil and gas commitments	-	-	12,910,000
Management fees	-	-	1,380,186
Depreciation	6,245		34,826

Total operating expenses	20,980	16,000	42,996,743

Income (loss) from operations	(20,980)	(16,000)	(42,996,743)

Other income (expense):
Gain on recovery of VAT receivable	-	-	78,451
Gain on recovery of payables	-	-	17,727,691
Interest and other income	-	-	9,986
Interest expense	-	-	(2,179,006)
Impairment of goodwill	-	-	(397,575)
Accretion of convertibe note discounts	-	-	(2,608,157)
Loss on conversion of debt	-	-	(4,886,823)
Total other income (expense)	-	-	7,744,567

Income (loss) before income taxes	(20,980)	(16,000)	(35,252,176)

Provision for income taxes	-	-	-

Net income (loss)	$(20,980)	$(16,000)	$(35,252,176)

Net income (loss) per share - basic	$(0.00)	$-

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	1,523,945,012	-

Diluted	3,312,037,449	24,063,670

Net income (loss)	$(20,980)	$(16,000)	$(35,252,176)

Foreign currency translation gain (loss)	-	-	7,562

Total comprehensive income (loss)	$(20,980)	$(16,000)	$(35,244,614)

See accompanying notes to unaudited consolidated  financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the period
			February 4, 2004,
	For the three months ended		(inception) to
	31-May		May 31,
	2012	2011	2012

Cash flows from operating activities:
Net income (loss)	$(20,980)	$-	$(35,252,176)
Adjustments to reconcile net loss to net cash used in operations:
Donated services and rent	-	-	21,000
Depreciation	6,245	-	36,826
Accretion of convertible debt discount	-	-	2,608,157
Loss on debt conversion	-	-	4,886,823
Fees payable in stock and warrants	-	-	(7,374)
Finance fees paid in stock and warrants	-	-	7,755,794
Gain on settlement of accounts payable	-	-	(17,727,691)
Impairment of oil and gas assets	-	-	10,046,683
Impairment of goodwill	-	-	397,575
Gain of VAT receivable written off	-	-	(78,451)
Stock issued for services	-	-	4,335,180
Changes in operating assets and liabilities:			-
Accounts receivable	-	-	(46,162)
VAT Refund and other recivables	-	-	78,451
Accounts payable and accrued expenses	4,500	-	18,304,788
Accrued interest	-	-	1,570,871
Accrued interest, related parties	-	-	19,392
Net cash used in operating activities	(10,235)	-	(3,050,314)

Cash flows from investing activities:
Cash acquired from acquisitions	-	-	69
Advances to related entities	-	-	(22,500)
Proceeds (investment) in oil and gas interests	-	-	(7,702,687)
Net cash from (used in) investing activities	-	-	(7,725,118)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from issuance of notes payable	-	-	4,445,000
Advances from officer	10,183	-	84,477
Advances from director	-	-	49,022
Advances from related parties	-	-	34,000
Repayments of advances from related parties	-	-	(34,000)
Net cash from financing activities	10,183	-	10,775,399

Net increase in cash	(52)	-	(33)

Cash at beginning of period	19	-	-

Cash at end of period	$(33)	$-	$(33)

See accompanying notes to unaudited consolidated financial statements.
Continued on next page

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			For the Period
			4-Feb-04
	For the three months ended		(Inception) to
	May 31,		May 31,
	2012	2011	2012
			Restated
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$16,667

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Common stock issued in conversion of notes payable and accrued interest, related parties	$-	$-	$5,222,400

Common stock issued in conversion of notes payable and accrued interest	$-	$-	$79,723

Cancellation of subscriptions for 52,000,000 shares of common stock	$-	$-	$26,000,000

Issuance of 1,750,000 shares of common stock for acquisition of 1536692 Ontario, Inc.	$-	$-	$96,250

Benefical conversion feature on convertible debt	$-	$-	$2,608,157

Issuance of 52,000,000 common stock subscriptions	$-	$-	$26,000,000

Issuance of 4,080,000 shares of common stock for oil and gas interests	$-	$-	$1,965,702

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(unaudited)

Note 2 – Nature of Business, Presentation, and Going Concern (Continued)

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
May 31, 2012
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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying unaudited consolidated financial statements, the Company had $(33), in cash and an accumulated deficit during the development stage of $35,252,176 at May 31, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
May 31, 2012
(unaudited)

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
May 31, 2012
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

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has incurred $17,000 of exploration and acquisition costs and $0 of development costs from inception through May 31, 2012.

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
May 31, 2012
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
May 31, 2012
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
May 31, 2012
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

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.   At May 31, 2012, there were 60,000,000 shares of preferred stock outstanding convertible into 1,200,000,000 shares of common stock and 596,250,000 common shares at par value $0.001.

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following at May 31, 2012 and February 29, 2012:

	May 31,	February 29,
	2012	2012

Plant and machinery	$255,457	$255,457
Less: accumulated depreciation	(194,510)	(188,265)

Property and equipment, net	$60,947	$67,912

Depreciation expense for the three months ended May 31, 2012 was $6,245.

Note 5 – Oil and Gas Interests

The Company has oil and gas interests in the North Sea and the United States and has not yet determined whether these properties contain reserves that are economically recoverable. In connection with the acquisition of Renfro Energy LLC, the Company acquired oil and gas interests on proven properties.  Oil and gas interests consisted of the following at May 31 and February 29, 2012:

	May 31, 2011			February 29, 2012
	United	United		United	United
	States	Kingdom	Total	States	Kingdom	Total

Unproved properties:
acquistion costs	$3,701,871	$23,439	$3,725,310	$3,701,871	$23,439	$3,725,310
exploration costs	2,347,394	4,084,668	6,432,062	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372	6,049,265	4,108,107	10,157,372

Proved properties:
acquistion costs	248,940	—	248,940	—	—	—

Less: Write-down of oil & gas interests	(5,938,576)	(4,108,107)	(10,046,683)	(5,938,576)	(4,108,107)	(10,046,683)
Less: Incidental revenue	(110,689)	—	(110,689)	(110,689)	—	(110,689)

	$248,940	$—	$248,940	$—	$—	$—

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
May 31, 2012
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
May 31, 2012
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
May 31, 2012
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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(unaudited)

Note 6 – Notes Payable

Notes payable at May 31 and February 29, 2012 consisted of:

	May 31,	February 29,
	2012	2012

Debenture payable	$4,412,333	$4,412,333
Promissory notes, net of discount	450,000	481,599
Loan agreement	450,000	450,000
Notes payable, related parties	598	196,468

	$5,312,931	$5,540,400

Debentures Payable

Debentures payable consisted of the following at May 31 and February 29, 2012:

	May 31,	February 29,
	2012	2012

Convertible debentures payable	$3,500,000	$3,500,000
Liquidating damages	912,333	912,333
Financing costs	(75,545)	(75,545)
Amortization of financing costs	75,545	75,545

	$4,412,333	$4,412,333

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
May 31, 2012
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
May 31, 2012
(unaudited)

Note 6 – Notes Payable (Continued)

Debentures Payable (Continued)

(i)	Amended Debentures - $2,500,000 (Continued)

The debenture also contains certain restrictions on the Company for new share or debt issuances as long as any principal or interest amount remains outstanding on the debenture.

As of May 31, 2012 the Company had not repaid the $1,250,000 debenture that matured on April 30, 2009.

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
May 31, 2012
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

The accrued interest at May 31, 2012 on all debentures and promissory notes is $1,599,128  for accrued interest on these notes payable.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
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
May 31, 2012
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

The Company’s Director advances monies to the Company for payment of general and administrative expenses.  The amounts owed to the Director are $52,811 as of  May 31, 2012.  The amounts due to the Director are unsecured, non-interest bearing and have no specific terms for repayment.

The Company’s President advances monies to the Company for payment of operations, general and administrative expenses.  In addition, on November 29, 2011, the President (as the previous owner of Renfro Energy LLC) sold $46,142 of oil inventory to the Company.  The amounts owed to the President are $70,505 and $0 as of May 31 and February 29, 2012, respectively.  The amounts due to the President are unsecured, non-interest bearing and have no specific terms for repayment.

Effective May 6, 2008, the Company adopted a compensation policy for its directors pursuant to which the Company will compensate each director, as follows:

i)	a fee of $1,000 per month;
ii)	1,000 restricted shares of the common stock of the Company per month;
iii)	a fee of $1,000 per each quarterly board meeting attended.

The Company’s Board of Directors cancelled the above mentioned compensation policy effective March 1, 2010 and recognized the previous accrual of $65,347 for amounts owing to the previous directors of the Company pursuant to this compensation policy as income included  in gain on recovery of payables for the year ended February 29, 2012.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
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
May 31, 2012
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
May 31, 2012
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
May 31, 2012
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

Stock Issued for Services

During the year ended February 29, 2012, the Company issued 483,075,003 shares of its restricted common stock to various individuals and entities for services and company support.

During the quarter ended, May 31, 2012, the Company issued 1,250,000 003 shares of its restricted common stock to various individuals and entities for services and company support.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(unaudited)

Note 9 – Stockholders’ Deficit (Continued)

Common Stock Purchase Warrants

Changes in the Company’s common stock purchase warrants for the three months ended November 31, 2012 and the year ended February 29, 2012 are as follows:

	Three Months ended		Year ended
	May 31, 2012		February 29, 2012
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance at beginning of year	2,000,000	$0.001	3,028,246	$2.53

Warrants expired	—	$—	(1,028,246)	$7.34

Balance at end of period	2,000,000	$0.001	2,000,000	$0.001

The remaining average life of the warrants at May 31, 2012 and February 29, 2012 was .71 and 1.66 years, respectively.

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
May 31, 2012
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
May 31, 2012
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

Note 11 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of May 31, 2012 and February 29, 2012, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the three months ended May 31, 2012 and 2011:

	2012	2011
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of May 31, 2012, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at May 31, 2012, and has not recognized interest and/or penalties in the statement of operations for either period.

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

Results of Operations

For the Three Months Ended May 31, 2012 and 2011

Revenues

The Company had revenues of no revenues for the three months ended May 31, 2012 and 2011.

Operating Expenses

For the three months ended May 31, 2012, our operating expenses were $ 20,980 compared to $16,000 for the three months ended May 31, 2011, representing an increase of $4,980.  The increase in operating expenses was primarily attributable to a decrease in general and administrative expenses of $214,735 (reflecting our changes in administrative activity and changes in management structure.

Other Income (Expense)

During the three months ended May 31, 2012, we incurred no other income expense.

Net Loss

For the period from November 4, 2004 (date of inception) to May 31, 2012, we have incurred an accumulated loss of $35,252,176.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended May 31, 2012 compared to the three months ended May 31, 2011

As of May 31, 2012, the Company had $(33) of cash and a deficit in working capital of $3,050,314.  The Company used cash of $10,235 in operations for the three months ended May 31, 2012. The Company used $0 in operating activities during the three months ended May 31, 2011.

Cash flows generated from investing activities and cash from financing activities was $8,933 and $0, respectively, consisting of advances from its officer and director, for the three months ended May 31, 2012.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended February 29, 2012 regarding concerns about our ability to continue as a going concern. Our unaudited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of our common stock during the period ending May 31, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer of Registrant.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 20, 2012	By:	/s/ James Renfro
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)