Form 10-K/A
period 2012-02-29
FOX PETROLEUM INC.
filed 2012-07-24
CIK 1326252

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

N/A

Transitional Small Business Disclosure Format (Check one): ☐ Yes     ☒ No

FOX PETROLEUM INC.
FORM 10-K
February 29, 2012
INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of February 29, 2012 and February 28, 2011	5
	Consolidated Statements of Operations for the Three and Nine Months Ended February 29, 2012 and 2011 and for the Period February 4, 2004 (Inception) to February 29, 2012	6
	Consolidated Statements of Cash Flows for the Twelve Months Ended February 29, 2012 and 2011 and for the Period February 4, 2004 (Inception) to February 29, 2012	7
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1.A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

SIGNATURE		43

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Eugene M Egeberg
Certified Public Accountant
2400 Boston Street, Suite 102
Baltimore, Maryland  21224
(410) 218-1711

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

Board of Directors
Fox Petroleum, Inc.
545 Eighth Avenue, Suite 401
New York, NY  10018

We have audited the accompanying consolidated balance sheets of Fox Petroleum, Inc., and subsidiaries as of February 28, 2012, and the related consolidated statements of operations, changes in stockholders deficiency and cash flows for the year then ended. These financial statements are the responsibility of the management of Fox Petroleum, Inc.   Our responsibility is to express an opinion on these financial statements based on my audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Petroleum, Inc. as of February 28, 2012, and the results of operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a Going Concern. As discussed in Note 1 to the consolidated financial statements, the Company has a large working capital deficiency, has not yet achieved profitable operations, and has large accumulated losses. The Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a Going Concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Eugene M Egeberg, CPA
Baltimore, MD
22 July 2012

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	February 29,	February 28,
	2012	2011

ASSETS

Current assets
Cash	$19	$-
Accounts receivable	46,162	-
Due from affiliate	22,500	22,500
Total current assets	68,681	22,500

Property and equipment, net	67,192	35,991

Oil and gas assets, net	248,940	-

Total assets	$384,813	$58,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$8,900	$14,432,928
Accrued interest	1,599,128	1,234,651
Accrued interest, related parties	-	143,228
Due to officer	70,505	-
Due to director	52,811	3,789
Acquisition liability, related party	280,000	-
Notes payable	5,312,333	5,343,932
Notes payable, related parties	598	196,468
Total current liabilities	7,324,275	21,354,996

Fees payable in stock and warrants	-	4,364

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 and 50,000,000 shares authorized, 60,000,000 and no shares issued and outstanding at February 29, 2012 and February 28, 2011, respectively	60,000	-
Common stock, $.001 par value, 2,900,000,000 and 90,000,000 shares authorized, 595,000,000 and 111,924,997 shares issued and outstanding at February 29, 2012 and February 28, 2011, respectively	595,000	111,925
Additional paid-in capital	27,638,933	22,738,715
Accumulated other comprehensive income (loss)	(2,199)	(17,883)
Deficit accumulated during the development stage	(35,231,196)	(44,133,626)
Total stockholders’ deficit	(6,939,462)	(21,296,505)

Total liabilities and stockholders’ deficit	$384,813	$58,491

See accompanying notes to unaudited consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended		For the Twelve Months Ended		For the Period 4-Feb-04 (Inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012
		Restated		Restated	Restated

Sales revenue	$46,142	$-	$46,142	$-	$46,142

Cost of sales	46,142	-	46,142	-	46,142

Gross profit	-	-	-	-	-

Operating expenses:
Lease operating expenses	22,139	-	22,139	-	22,139
General and administrative expenses	19,689	2,110,614	30,767	3,449,618	4,308,032
Consulting fees	13,108,532	-	885,604	-	5,061,858
Finance fees	-	20,000	-	(494,500)	9,218,284
Impairment of oil and gas assets	-	-	-	-	10,046,683
Loss on failure to perform obligations under oil and gas commitments	-	-	-	-	12,910,000
Management fees	-	-	-	-	1,380,186
Depreciation			18,520	6,796	28,581

Total operating expenses	13,150,360	2,130,614	957,030	2,961,914	42,975,763

Income (loss) from operations	(13,150,360)	(2,130,614)	(957,030)	(2,961,914)	(42,975,763)

Other income (expense):
Gain on recovery of VAT receivable	-	-	-	-	78,451
Gain on recovery of payables	-	-	14,417,928	-	17,727,691
Interest and other income	-	-	-	-	9,986
Interest expense	(122,871)	(124,659)	(373,894)	(362,345)	(2,179,006)
Impairment of goodwill	-	-	-	(397,575)	(397,575)
Accretion of convertible note discounts	-	(8,376)	(13,401)	(8,376)	(2,608,157)
Loss on conversion of debt	(138,000)	(678,900)	(4,171,173)	(678,900)	(4,886,823)
Total other income (expense)	(260,871)	(811,935)	9,859,460	(1,447,196)	7,744,567

Income (loss) before income taxes	(13,411,231)	(2,942,549)	8,902,430	(4,409,196)	7,744,567

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(13,411,231)	$(2,942,549)	$8,902,430	$(4,409,196)	$(35,231,196)

Net income (loss) per share - basic	$(0.01)	$(0.08)	$0.01	$(0.13)

Net income (loss) per share - diluted	$(0.00)	$(0.08)	$0.00	$(0.13)

Weighted average number of shares outstanding:
Basic	1,523,945,012	35,980,487	1,074,116,442	34,607,790

Diluted	3,312,037,449	35,980,487	2,862,208,879	34,607,790

Net income (loss)	$(13,411,231)	$(2,942,549)	$8,902,430	$(4,409,110)	$(35,231,196)

Foreign currency translation gain (loss)	(1,441)	(11,204)	15,684	4,517	7,562

Total comprehensive income (loss)	$(13,412,672)	$(2,953,753)	$8,918,114	$(4,404,593)	$(35,223,634)

See accompanying notes to consolidated financial statements.

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period
			4-Feb-04
	For the Twelve Months Ended		(Inception) to
	February 29 and 28, respectively		February 29,
	2012	2011	2012

Cash flows from operating activities:
Net income (loss)	$8,902,430	$(1,394,373)	$(35,231,196)
Adjustments to reconcile net loss to net cash used in operations:
Donated services and rent	-	-	21,000
Depreciation	18,520	12,061	30,581
Accretion of convertible debt discount	13,401	19,264	2,608,157
Loss on debt conversion	4,171,173	715,650	4,886,823
Fees payable in stock and warrants	(4,364)	(40,097)	(7,374)
Finance fees paid in stock and warrants	-	(514,500)	7,755,794
Gain on settlement of accounts payable	(14,417,928)	(3,184,620)	(17,602,548)
Impairment of oil and gas assets	-	-	10,046,683
Impairment of goodwill	-	397,575	397,575
Gain of VAT receivable written off	-	-	(78,451)
Stock issued for services	875,568	3,459,612	4,335,180
Changes in operating assets and liabilities:
Accounts receivable	(46,162)	-	(46,142)
VAT Refund and other recivables	-	-	78,451
Accounts payable and accrued expenses	(6,100)	15,000	18,300,888
Accrued interest	366,279	476,953	1,570,871
Accrued interest, related parties	7,615	11,177	18,792
Net cash used in operating activities	(119,568)	(26,298)	(2,914,916)

Cash flows from investing activities:
Cash acquired from acquisitions	60	9	69
Advances to related entities	-	(22,500)	(22,500)
Proceeds (investment) in oil and gas interests	-	-	(7,702,687)
Net cash from (used in) investing activities	60	(22,491)	(7,725,118)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	6,196,900
Proceeds from issuance of notes payable	-	45,000	4,445,000
Advances from officer	70,505	3,789	74,294
Advances from director	49,022	-	49,022
Advances from related parties	-	-	34,000
Repayments of advances from related parties	-	-	(34,000)
Net cash from financing activities	119,527	48,789	10,765,216

Net increase in cash	19	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$19	$-	$-

See accompanying notes to unaudited consolidated financial statements.
Continued on next page

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			For the Period
			4-Feb-04
	For the Twelve Months Ended		(Inception) to
	February 29 and 28, respectively		February 29,
	2012	2011	2012
			Restated
Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—	$16,667

Cash paid for taxes	$—	$—	$—

Non-cash investing and financing activities:

Common stock issued in conversion of notes payable and accrued interest, related parties	$4,468,000	$716,900.00	$5,222,400

Common stock issued in conversion of notes payable and accrued interest	$79,723	$—	$79,723

Cancellation of subscriptions for 52,000,000 shares of common stock	$—	$26,000,000	$26,000,000

Issuance of 1,750,000 shares of common stock for acquisition of 1536692 Ontario, Inc.	$—	$96,250	$96,250

Beneficial conversion feature on convertible debt	$—	$32,665	$2,608,157

Issuance of 52,000,000 common stock subscriptions	$—	$—	$26,000,000

Issuance of 4,080,000 shares of common stock for oil and gas interests	$—	$—	$1,965,702

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
\

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 4 – Property and Equipment

Property and equipment consisted of the following at February 28, 2011 and February 28, 2012:

	February 28,	February 28,
	2012	2011

Plant and machinery	$255,457	$215,945
Less: accumulated depreciation	(188,265)	(179,954)

Property and equipment, net	$67,192	$35,991

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

Note 5 – Oil and Gas Interests

The Company has oil and gas interests in the North Sea and the United States and has not yet determined whether these properties contain reserves that are economically recoverable. In connection with the acquisition of Renfro Energy LLC, the Company acquired oil and gas interests on proven properties.  Oil and gas interests consisted of the following at February 28 and February 28, 2012:

	February 28, 2012			February 28, 2011
	United	United		United	United
	States	Kingdom	Total	States	Kingdom	Total

Unproved properties:
acquisition costs	$3,701,871	$23,439	$3,725,310	$3,701,871	$23,439	$3,725,310
exploration costs	2,347,394	4,084,668	6,432,062	2,347,394	4,084,668	6,432,062

	6,049,265	4,108,107	10,157,372	6,049,265	4,108,107	10,157,372

Proved properties:
acquisition costs	248,940	—	248,940	—	—	—

Less: Write-down of oil & gas interests	(5,938,576)	(4,108,107)	(10,046,683)	(5,938,576)	(4,108,107)	(10,046,683)
Less: Incidental revenue	(110,689)	—	(110,689)	(110,689)	—	(110,689)

	$248,940	$—	$248,940	$—	$—	$—

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

Fox Petroleum Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2012

Note 6 – Notes Payable

Notes payable at February 28 and February 28, 2012 consisted of:

	February 28,	February 28,
	2012	2011

Debenture payable	$4,412,333	$4,412,333
Promissory notes, net of discount	450,000	481,599
Loan agreement	450,000	450,000
Notes payable, related parties	598	196,468

	$5,312,931	$5,540,400

Debentures Payable

Debentures payable consisted of the following at February 28 and February 28, 2012:

	February 28,	February 28,
	2012	2011

Convertible debentures payable	$3,500,000	$3,500,000
Liquidating damages	912,333	912,333
Financing costs	(75,545)	(75,545)
Amortization of financing costs	75,545	75,545

	$4,412,333	$4,412,333

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

On Sep 23, 2011, the Company issued 50,000,000 shares of its preferred stock to Mr. William Lieberman, its Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $10,000.

On November 30, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 1,000,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.0115, or a total of $11,500,000.

On December 2, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 101,860,653 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.017, or a total of $1,731,631.

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

The two active wells currently in place in Cameron Parish are averaging production between twenty - thirty barrels of oil per month each.  Based on the previous geological work done on the properties and through 3D seismic obtained by the company, the company estimates conservatively between 250,000 to 500,000 barrels of oil are present at all concessions located at the company’s property.

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

Results of Operations

For the Three Months Ended February 28, 2012 and 2011

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

Operating Expenses

For the three months ended February 28, 2012, our operating expenses were $13,150,360 compared to $2,130,614 for the three months ended February 28, 2011, representing a decrease of $11,019,746.  The increase in operating expenses was primarily attributable to an increase of $13,108,532 in consulting fees while there was decrease in general and administrative expenses of $2,090,925 (reflecting our changes in administrative activity and changes in management structure).

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

For the Twelve Months Ended February 28, 2012 and 2010

Revenues

The Company had revenues of $46,142 for the three months ended February 28, 2012 compared to no revenues for the corresponding period in 2010.  Costs of revenues were $46,142 and $0 for the twelve months ended February 28, 2012 and 2011, respectively, resulting in no gross profit in either period.  The revenues of $46,142 for the nine months ended February 28, 2012 represent the sale of oil inventory purchased and sold at market value.

Operating Expenses

For the twelve months ended February 28, 2012, our operating expenses were $957,050 compared to $2,961,914 for the nine months ended February 28, 2011, representing a decrease of $2,004,864.  The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses of $3,418,851 (reflecting our changes in administrative activity and changes in management structure) offset by an increase in consulting fees of $885,604 primarily consisting of stock based compensation of $885,604 and an increase in lease operating expenses of $22,139 as a result of the acquisition of Renfro Energy LLC.  For the twelve months ended February 28, 2011, we recorded a credit to finance fees of $(494,500) while we incurred no finance fees for the twelve months ended February 28, 2012.

Other Income (Expense)

During the twelve months ended February 28, 2012, we incurred interest expense of $373,894 compared to $362,345 in the same period of 2011.  We realized a gain on recovery of payables of $14,417,928, offset by a loss on conversion of debt of $4,171,173 and accretion of convertible note discounts of $13,401 for the nine months ended February 28, 2012.  For the nine months ended February 28, 2010, we realized an impairment of goodwill of $397,575, realized a loss on conversion of debt of $678,900 and accretion of convertible note discounts of $8,376.

Net Loss

For the period from February 4, 2004 (date of inception) to February 28, 2012, we have incurred an accumulated loss of $35,231,216.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended February 28, 2012 compared to the nine months ended February 28, 2011

As of February 28, 2012, the Company had $19 of cash and a deficit in working capital of $7,275,616.  The Company used cash of $119,568 in operations for the nine months ended February 28, 2012. The Company used $26,298 in operating activities during the twelve months ended February 28, 2011.

Cash flows generated from investing activities and cash from financing activities was $60 and $119,527, respectively, primarily consisting of advances from its officer and director, for the twelvemonths ended February 28, 2012.  $45,000 of cash flows was generated from financing activities for the nine months ended February 28, 2011, consisting of advances from the issuance of notes payable.

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

On September 23, 2011, the Company issued 50,000,000 shares of its preferred stock to Mr. William Lieberman, its Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $10,000.

On November 30, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 1,000,000,000 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.0115, or a total of $11,500,000.

On December 2, 2011, Mr. William Lieberman, the Company’s Chief Executive Officer, returned to the Company 101,860,653 shares of its restricted common stock which were previously issued to him for services rendered.  The shares credited to compensation costs and were valued at the market price on the date of return of $0.017, or a total of $1,731,631.

On December 2, 2011, the Company issued 10,000,000 shares of its preferred stock to Mr. William Lieberman, its Chief Executive Officer, for services rendered.  The shares were valued at par value of $0.001, or a total of $10,000.

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

/s/ James Renfro	July 24, 2012
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)	Date